Form 10QSB
period 2001-03-31
ACHIEVEMENT INVESTMENTS INC
filed 2001-08-24
CIK 1105293

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
                    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended:  March 31, 2001
                                                      -----------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
                        Commission file number 000-29535

                          Achievement Investments, Inc.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                      Nevada                              86-0972560
--------------------------------------------------------------------------------
             (State or other jurisdiction                (IRS Employer
         of incorporation or organization)             Identification No.)

                11601 East Lusitano Place, Tucson, Arizona, 85748
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (520) 577-1516
                            Issuer's telephone number


      (Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2001 1,000,000


        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Achievement Investments, Inc.
(A Development Stage Company)


        We have reviewed the accompanying balance sheets of Achievement Investments, Inc. (a development stage company) as of March 31, 2001 and December 31, 2000 and the related statements of operations for the three month periods ended March 31, 2001 and 2000 and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
August 1, 2001

                          ACHIEVEMENT INVESTMENTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                  March 31,      December 31,
                                                                    2001             2000
                                                               ---------------  --------------
Assets:                                                        $          --    $         --
                                                               ===============  ==============

Liabilities - Accounts Payable                                 $         1,600  $         --
                                                               ---------------  --------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at March 31, 2001
    and December 31, 2000                                                1,000           1,000
  Paid-In Capital                                                        2,531           2,531
  Retained Deficit                                                      (1,200)         (1,200)
  Deficit Accumulated During the
    Development Stage                                                   (3,931)         (2,331)
                                                               ---------------  --------------

     Total Stockholders' Equity                                         (1,600)           --
                                                               ---------------  --------------

     Total Liabilities and
       Stockholders' Equity                                    $          --    $         --
                                                               ===============  ==============



















                       See accompanying notes and accountants' report.

                          ACHIEVEMENT INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                               Cumulative
                                                                             since October
                                                                                20, 1999
                                                                               Inception
                                             For the Three Months Ended            of
                                                      March 31,               Development
                                           -------------------------------
                                                2001             2000            Stage
                                           --------------   --------------   --------------
Revenues:                                  $         --     $         --     $         --

Expenses:                                           1,600              880            3,931
                                           --------------   --------------   --------------

     Net Loss                              $        1,600   $          880   $       (3,931)
                                           ==============   ==============   ==============

Basic & Diluted loss per share             $         --     $         --
                                           ==============   ==============

















                       See accompanying notes and accountants' report.

                          ACHIEVEMENT INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                  Cumulative
                                                                                since October
                                                                                   20, 1999
                                                 For the Three Months Ended      Inception of
                                                          March 31,              Development
                                               -------------------------------
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                       $        (1,600)$          (880) $       (3,931)
Increase (Decrease) in Accounts Payable                  1,600               -           1,400
                                               --------------- ---------------  --------------
  Net Cash Used in operating activities                      -            (880)         (2,531)
                                               --------------- ---------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                    -               -               -
                                               --------------- ---------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                           -             880           2,531
                                               --------------- ---------------  --------------
Net Cash Provided by
  Financing Activities                                       -             880           2,531
                                               --------------- ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                  -               -               -
Cash and Cash Equivalents
  at Beginning of Period                                     -               -               -
                                               --------------- ---------------  --------------
Cash and Cash Equivalents
  at End of Period                             $             - $             -  $            -
                                               =============== ===============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                     $             - $             -  $            -
  Franchise and income taxes                   $             - $             -  $          500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None




                        See accompanying notes and accountants' report.

                          ACHIEVEMENT INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

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

Interim Reporting

        The unaudited financial statements as of March 31, 2001 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Nevada on July 25, 1997. The Company ceased all operating activities during the period from July 25, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

        The Company has no products or services as of March 31, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of six months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

                          ACHIEVEMENT INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                 For the three months ended March 31, 2001
                                                 -----------------------------------------
Basic Loss per Share
Loss to common shareholders                   $        (1,600)       1,000,000  $           -
                                              ===============  ===============  ==============

                                                 For the three months ended March 31, 2000
                                                 -----------------------------------------
Basic Loss per Share
Loss to common shareholders                   $          (880)       1,000,000  $           -
                                              ===============  ===============  ==============


        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for March 31, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassification

        Certain   reclassifications   have  been  made  in  the  2000  financial
statements to conform with the March 31, 2001 presentation.

NOTE 2 - INCOME TAXES

        As of March 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $5,100 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                          ACHIEVEMENT INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)


NOTE 3 - DEVELOPMENT STAGE COMPANY

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

        As of March 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Results of Operations

        The Company had no sales or sales revenues for the three months ended March 31, 2001 or 2000 because it is a shell company that has not had any business operations for the past six years.

        The Company had no costs of sales revenues for the three months ended March 31, 2001 or 2000 because it is a shell company that has not had any business operations for the past six years. The Company had general and administrative expenses for the three month period ended March 31, 2001 of $1,600 and $880 for the same period in 2000.

        The Company recorded a net loss of $1,600 for the three months ended March 31, 2001 compared to $880 loss for the same period in 2000.

Capital Resources and Liquidity

        At March 31, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2000. The Company had a net working capital deficit of $1,600 and $0 at March 31, 2001 and December 31, 2000.

         Net stockholders' deficit in the Company was $1,600 and $0 as of March 31, 2001 and December 31, 2000.

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

Business to Business, Inc.


/s/ Daniel L. Hodges
--------------------------
Daniel L. Hodges
President/CFO and Director

August 24, 2001