Form 10QSB
period 2001-06-30
ACHIEVEMENT INVESTMENTS INC
filed 2001-08-24
CIK 1105293

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
                    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended:  June 30, 2001
                                                      ----------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                              For the transition period from to
                              Commission file number 000-29535
                                                     ----------

                          Achievement Investments, Inc.
 -------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2001 1,000,000


        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements


                               INDEPENDENT ACCOUNTANT'S REPORT


Achievement Investments, Inc.
(A Development Stage Company)


        We have reviewed the accompanying balance sheets of Achievement Investments, Inc. (a development stage company) as of June 30, 2001 and December 31, 2000 and the related statements of operations for the three and six month periods ended June 30, 2001 and 2000 and cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                                  June 30,       December 31,
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

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at June 30, 2001
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

                          ACHIEVEMENT INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                  Cumulative
                                                                                since October
                                                                                   20, 1999
                                                                                  Inception
                       For the Three Months Ended    For the Six Months Ended         of
                                June 30,                     June 30,            Development
                      ---------------------------- ----------------------------
                           2001          2000          2001           2000          Stage
                      -------------- ------------- ------------- -------------- --------------
Revenues:             $            - $           - $           - $            - $            -

Expenses:                          -            55         1,600            935          3,931
                      -------------- ------------- ------------- -------------- --------------

     Net Loss         $            - $         (55)$      (1,600)$         (935)$       (3,931)
                      ============== ============= ============= ============== ==============

Basic & Diluted Loss
Per Share             $            - $           - $           - $            -
                      ============== ============= ============= ==============























                       See accompanying notes and accountants' report.

                                ACHIEVEMENT INVESTMENTS, INC.
                                (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                  Cumulative
                                                                                since October
                                                                                   20, 1999
                                                  For the Six Months Ended       Inception of
                                                          June 30,               Development
                                               -------------------------------
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                       $        (1,600)$          (935) $       (3,931)
Increase (Decrease) in Accounts Payable                  1,600              55           1,400
                                               --------------- ---------------  --------------
  Net Cash Used in operating activities                      -            (880)         (2,531)
                                               --------------- ---------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                    -               -               -
                                               --------------- ---------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                           -             880           2,531
                                               --------------- ---------------  --------------
Net Cash Provided by
  Financing Activities                                       -             880           2,531
                                               --------------- ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                  -               -               -
Cash and Cash Equivalents
  at Beginning of Period                                     -               -               -
                                               --------------- ---------------  --------------
Cash and Cash Equivalents
  at End of Period                             $             - $             -  $            -
                                               =============== ===============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                     $             - $             -  $            -
  Franchise and income taxes                   $             - $             -  $          500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None




                        See accompanying notes and accountants' report.

                                ACHIEVEMENT INVESTMENTS, INC.
                                (A Development Stage Company)
                                NOTES TO FINANCIAL STATEMENTS
                       FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

Interim Reporting

        The unaudited financial statements as of June 30, 2001 and for the six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Nevada on July 25, 1997. The Company ceased all operating activities during the period from July 25, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

        The Company has no products or services as of June 30, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                                ACHIEVEMENT INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                  For the Three Months Ended June 30, 2001
Basic Loss per Share
Loss to common shareholders                   $             -        1,000,000  $           -
                                              ===============  ===============  ==============

                                                  For the Three Months Ended June 30, 2000
Basic Loss per Share
Loss to common shareholders                   $           (55)       1,000,000  $           -
                                              ===============  ===============  ==============

                                                   For the Six Months Ended June 30, 2001
Basic Loss per Share
Loss to common shareholders                   $        (1,600)       1,000,000  $           -
                                              ===============  ===============  ==============

                                                   For the Six Months Ended June 30, 2000
Basic Loss per Share
Loss to common shareholders                   $          (935)       1,000,000  $           -
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for June 30, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassification

        Certain   reclassifications   have  been  made  in  the  2000  financial
statements to conform with the June 30, 2001 presentation.

                          ACHIEVEMENT INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)

NOTE 2 - INCOME TAXES

        As of June 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $5,100 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

        As of June 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Results of Operations

        The Company had no sales or sales revenues for the six months ended June 30, 2001 or 2000 because it is a shell company that has not had any business operations for the past six years.

        The Company had no costs of sales revenues for the six months ended June 30, 2001 or 2000 because it is a shell company that has not had any business operations for the past six years. The Company had general and administrative expenses for the six month period ended June 30, 2001 of $1,600 and $935 for the same period in 2000.

        The Company recorded a net loss of $1,600 for the six months ended June 30, 2001 compared to $935 loss for the same period in 2000.

Capital Resources and Liquidity

        At June 30, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2000. The Company had a net working capital deficit of $1,600 and $0 at June 30, 2001 and December 31, 2000.

         Net stockholders' deficit in the Company was $1,600 and $0 as of June 30, 2001 and December 31, 2000.

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