Form 10KSB
period 2002-03-31
VAPOR FUEL TECHNOLOGY INC
filed 2003-01-23
CIK 1105293

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED MARCH 31, 2002.

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.


COMMISSION FILE NO.  000-29535

                          VAPOR FUEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                            NEVADA                86-0972560
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                 25023 S. BEESON ROAD BEAVERCREEK, OREGON 97004
               (Address of principal executive offices) (Zip Code)


                                 (503) 632-1570
              (Registrant's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                              (Title of each class)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK $.005 PAR VALUE
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes                No

         The aggregate market value of Common Stock held by non-affiliates is $160,000 based on an estimated sale price of $4.00 per share as of October 22, 2002. As of October 22, 2002, 700,000 shares of $.005 par value Common Stock were issued and outstanding.

The issuer had no revenues in its most recent fiscal year.

PART I

ITEM 1.  BUSINESS

Summary of Our Business Prior to the Merger

         Unless the context requires otherwise, all references to "we," "our," or "us" or the "Company" are to Vapor Fuel Technologies, Inc., originally incorporated in the State of Nevada in 1997 as Achievement Investments.

         Since our incorporation and until our recent merger with VFT, Inc. ("VFT"), we had not engaged in any operations other than organizational matters. We were formed specifically to be a "blank check" or "clean public shell" corporation with the purpose of either merging with or acquiring an operating company with operations. We were an inactive publicly registered shell corporation and had no significant assets or operations until we merged with VFT. We have not been involved in any litigation nor have we had any regulatory problems or business failures. We are not traded on any public market and have never paid dividends. As of September 30, 2002, we had 31 shareholders of record.

         Since our formation, our board of directors sought and reviewed various acquisition and merger candidates to implement our principal business purpose, which was to acquire assets or shares of an entity actively engaged in a business that generated revenues in exchange for our securities.

         In evaluating the merger when it was proposed to us, our management considered criteria such as the current and potential future value of the assets of VFT and the anticipated future business operations of VFT in comparison with our current lack of operations and other opportunities presented to us. Based on these criteria, our management determined that the merger was in the best interest of our shareholders, who subsequently approved the merger by majority consent.

         VFT merged into us and ceased its corporate existence. Up to that point, we were a company with a class of common stock registered under the Securities Exchange Act of 1934 and had no operations, except organizational matters. Our principal offices are located at 25023 S. Beeson Road, Beavercreek, Oregon 97004, and our phone number is (503) 632-1570.

         On the effective date of the merger, we issued each shareholder of VFT approximately 45.454 shares of our post reverse stock split common stock for each share of VFT common stock that the shareholder owned, for a total of 500,000 shares. We accounted for the merger using the purchase method. After the merger, our original shareholders own 29 percent of us and the former VFT shareholders own 71 percent of our issued and outstanding common stock. In connection with the merger, we changed our name to Vapor Fuel Technologies, Inc.

Summary of Our Business After the Merger

         We are engaged primarily in the business of design and development of high efficiency gasoline fuel conversion systems for both OEM and aftermarket installations. VFT, which merged into us, was incorporated in 1998 and formally began this business in March 2001. Currently, we are in the startup phase and have no products or employees.

         Products. Our sole product currently under development is a fuel saving device called the "Vaporcarb" that is designed to replace current fuel injection and carburetion units on gas combustion automobiles. The Vaporcarb is designed to be installed into an automobile engine by the average mechanically minded consumer or a certified auto mechanic.

         The original custom device burning gasoline vapor was designed by Bruce Langston, a major shareholder and former director of VFT. In preliminary tests Mr. Langston's design showed a reduction in fuel consumption of over 44%, but certain engineering problems still existed.

         Bushnell Engineering, Inc., a company wholly owned by one of our directors, Raymond B. Bushnell, then redesigned the product and ran controlled laboratory testing on the newly engineered device. Road tests were performed in California and these tests on the new "Vaporcarb" showed a 67.2% increase in miles per gallon over the standard carburetor engine using liquid fuel. The product has once again been modified and the levels of hydrocarbons were as low as 12 parts per million ("ppm") when running on vapor as compared to 400 ppm when running on liquid gasoline. There was also an 80% to 90% reduction in carbon monoxide emissions when running on vapor.

         If our product testing is successful, we will seek out customers and distribution channels for the Vaporcarb and hope to sell the Vaporcarb for a price to be established, however, our manufacturing costs of production are estimated at between $60 - $90 per unit in volume. We hope to have a production model of the Vaporcarb available by spring 2003. However, when we complete our research and begin production depends significantly upon our test results and our ability to continue to fund testing, both of which are unpredictable.

         Competition. We expect the fuel saving technology in the Vaporcarb to compete directly with existing products in the rapidly expanding alternate fuel industry. Currently, the primary competition to the Vaporcarb is the compressed natural gas engine. Most alternate fuel vehicles being used today run on compressed natural gas. Some of these converted automobiles contain both the customary gas and the pressurized compressed natural gas tanks. We believe that although compressed natural gas engines have an advantage as an already accepted alternate fuel engine by the automobile industry, the conversion of an automobile to the Vaporcarb will be less expensive and less complicated than conversion to natural gas. We also believe that drivers would be more receptive to the Vaporcarb as an alternate fuel device because the Vaporcarb engine uses regular pump gasoline, eliminating the hassle of locating the limited compressed natural gas pumps.

         Another potential source of competition is new technology in gasoline vapor created by automobile makers. The automobile makers are larger and better funded than we are. They are in a better position to exploit and market their alternate fuel products. However, we still believe from our reviews of currently available patent application designs, filed by the automobile manufacturers, that the new alternate fuel technology they propose would require significant changes to current engine designs and expensive retrofitting for automobiles currently in use. In contrast, the Vaporcarb is designed to be integrated into new vehicle engines or retrofitted at a relatively low cost.

         Customers and Marketing. The focus of our business is developing the Vaporcarb. We have devoted substantially all of our limited assets to fund research. We have not engaged in extensive customer research or marketing and will not do so until the Vaporcarb has successfully completed all its product tests. We plan to begin sales of the Vaporcarb as retrofit packages available to customers through retail automotive shops. Ultimately, we plan to pursue license agreements with auto manufacturers.

         Suppliers. Because we have not yet begun production of the Vaporcarb, we currently have no suppliers. All of the parts needed for the Vaporcarb in its current design are available from multiple suppliers.

         IP and other assets. We have engaged the services of attorney Robert Harrington of Portland, Oregon to assist us in obtaining the necessary patent protection for our fuel efficiency device. Mr. Harrington performed a preliminary patent search. Engineers at Bushnell Engineering, Inc. reviewed the results of the preliminary patent search and believe there are no current patents like the Vaporcarb. However, this is not the only criteria for acceptance of a patent by the U.S. Patent and Trademark Office and there is no assurance a Vaporcarb patent will be issued. On November 6, 2001 we filed a patent application with the United States Patent and Trademark Office. We estimate we will be responding to inquiries from a United States Patent and Trademark Office examiner for the next 24 to 30 months before a patent is issued, if at all.

         Facilities. We were previously working out of the offices of our director and chief executive officer C. Thomas Davis. We recently moved to a new 2,500 square foot location at 25023 Beeson, Beaver Creek, Oregon 97004. We pay $2,500 per month for this space. This property is owned by our director Raymond
B. Bushnell. There is no written agreement memorializing this agreement.

         Employees. As of March 31, 2002, we had no employees. All services in developing and testing the Vaporcarb have been either paid through issuance of our common stock to Bushnell Engineering, Inc., a company owned by our director Raymond Bushnell, or conducted by Bushnell Engineering, Inc. on a contract basis for a monthly fee of $7,500 per month.

         Regulatory Compliance. The U.S. Department of Transportation and the National Transportation Safety Board regulate the design of engines used in commercial automobiles. We anticipate that we will need to provide design and test result data to these two federal agencies before we can market the Vaporcarb. This approval process can be long; this will be the first time we have been through the process. We intend to begin the approval process upon completion of the production version of Vaporcarb.

ITEM 2.  PROPERTIES

         Our principal corporate offices are at 25023 Beeson, Beaver Creek, Oregon 97004. We pay $2,500 per month for approximately 2,500 square feet of space. This property is owned by our director Raymond B. Bushnell. There is no written agreement memorializing this agreement.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings to which we are a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended March 31, 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         There is no public trading market for our common stock. Our valuation of our per share price is an estimation based on private placements to insiders in March of 2001.

Holders

         As of November 1, 2002, 700,000 shares of common stock were held of record by 31 persons.

Dividends

         Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. We have not declared or paid cash dividends on our common stock and we do not anticipate that we will pay such dividends in the foreseeable future. Rather, we intend to apply any earnings to the development of our business. Any payment of future dividends on our common stock and the amount of any dividends will be determined by our Board of Directors and will depend, among other factors, upon our earnings, financial condition and cash requirements, and any other factors the Board of Directors may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Financial Statements and notes thereto appearing elsewhere in this registration statement. The following discussion contains forward-looking statements, including, but not limited to, statements concerning our plans, anticipated expenditures, the need for additional capital and other events and circumstances described in terms of our expectations and intentions. You are urged to review the information set forth under the captions for factors that may cause actual events or results to differ materially from those discussed below.

General

         The Registrant was formerly known as Achievement Investments and is now known as Vapor Fuel Technologies, Inc., a Nevada corporation (the "Company"), as the result of a name change on February 12, 2002. On July 24, 2001, the Company entered into a Merger Agreement, which was subsequently amended (the "Agreement"), with VFT, Inc., an Oregon corporation ("VFT"), to merge VFT into the Company (the "merger"). As a result of the merger, the Company entered into a five-to-one reverse stock split and issued to each VFT shareholder approximately 45.454 shares of newly issued, post reverse stock split common stock of the Company for each share of VFT common stock that the shareholder owned, for a total of 500,000 shares. The former shareholders of VFT now own 500,000 shares out of the 700,000 shares issued and outstanding after the merger. The merger became effective on February 12, 2002.

         Prior to the merger, 80 percent of the Company's common stock was owned by one person, Daniel Hodges. After the effectiveness of the merger, no one shareholder owns a majority of the outstanding stock. However, the former VFT shareholders collectively own approximately 71 percent of the Company.

         Immediately prior to the effectiveness of the merger, the Company's sole director and sole officer, Daniel Hodges, appointed C. Thomas Davis as a director and the new chief executive officer of the Company, Raymond B. Bushnell as a director and new president of the Company, Floyd Hambelton as a new director of the Company and Larry Chace as the secretary and treasurer of the Company. Mr. Hodges resigned from his position as director and from all officer positions as of the effectiveness of the merger.

         Before our acquisition of VFT we were an inactive publicly registered shell corporation and had no significant assets or operations.

         The following discussion should be read in conjunction with the Company's Financial Statements and notes thereto appearing elsewhere in this registration statement. The following discussion contains forward-looking statements, including, but not limited to, statements concerning our plans, anticipated expenditures, the need for additional capital and other events and circumstances described in terms of our expectations and intentions. You are urged to review the information set forth under the captions for factors that may cause actual events or results to differ materially from those discussed below.

         Overview. Effective as of the merger with VFT on February 12, 2002, Vapor Fuel Technologies, Inc. became a startup company engaged in research and development of its product, Vaporcarb. Currently, we have no employees and no products on the market.

         Revenues. Our product is still in the research and development phase and not yet ready for sale. We have no sales revenue and do not expect to earn any sales revenue until we begin marketing Vaporcarb, which may take a year or longer.

         Expenses and Net Loss. The Company has no employees and leases its space from one of the members of its Board of Directors. To date, the Company's primary operations have been the research and development of its product, Vaporcarb. Therefore, substantially all of our expenses are related to the purchase of product materials and cost of testing the Vaporcarb. The Company classifies all expenses related to research and development as "Research and Development Expenses" and all other expenses as "General and Administrative Expenses." For the fiscal year ending March 31, 2002, our expenses rose to $163,051, a rise of $131,977 from the prior fiscal year. Our total expenses rose in the March 31, 2002 fiscal year because of a significant acceleration in the research and development of the Vaporcarb which allowed us to file a patent application in November 2001. Our research and development expenses rose from $30,000 in fiscal 2001 to $124,494 in fiscal 2002. At the same time, our administrative expenses rose from $1,074 to $38,557 in connection with the merger of VFT and Achievement Investments, the subsequent legal and accounting costs related to regular public reporting requirements and the registration of our shares. We have funded most of our increased expenses through additional borrowing from our directors. See "-Liquidity and Capital Resources."

         For the fiscal year ended March 31, 2002, our net loss was $175,101, a rise from $34,969 in fiscal 2001. The net loss reflects the costs associated with research and development, administrative costs associated with compliance with public company reporting and imputed interest expense on the demand notes owed to directors.

         Liquidity and Capital Resources. As of March 31, 2002, we had no cash for operations and had outstanding $216,978 in demand promissory notes to our directors. To date, the lack of cash has not prevented the Company from its research and development of the Vaporcarb. Bushnell Engineering, Inc., a company owned by one of our directors, provided initial research and testing services to us in exchange for shares of our common stock and has continued to provide research and development services for a monthly fee of $7,500. At the current level of funding through borrowings from affiliates and if Bushnell continues to provide research and testing services on the same basis, we expect that it will take at least another six months before the Vaporcarb has completed laboratory testing. We also expect to need to hire consultants to assist it in regulatory issues, sales and marketing Vaporcarb.

         We will need to raise funds through either private or public placements of equity in the next 12 months to complete the development of Vaporcarb and successfully introduce Vaporcarb to the market. We believe that if we were able to raise $2,000,000, we would be able to run multiple engine tests of Vaporcarb concurrently and hire the appropriate consultants necessary to make the Vaporcarb ready for sale to the public.

         The Company currently has no offers by investors to invest in it and the Company has not sought a line of credit with any lending agency. If the Company does not raise funds through the sale of equity, it will continue to fund its operations through borrowed funds from its directors, however, there are no guarantees from any of the directors that they will continue to lend funds to the Company or lend funds on such favorable terms in the future. If such funds are unavailable, we will be unable to continue operations and will ultimately be required to default on our notes and cease business.

Risk Factors

The Company currently has no business operations except research and development of a single product.

         Vapor Fuel Technologies, Inc. has no business operations. It has no employees. Its sole activity is to research and develop a more gas efficient combustible engine which is currently being tested by the Company's director's engineering company. There is no assurance whether the product will be successful. If this current project is not successful or is not accepted by the industry, the Company will continue to have no business operations indefinitely. The Company has no sales and supports its research and development by the issuance of equity, donations and borrowing from its directors. The Company currently has no other projects in development.

The Company may not be successful in the development of products.

         The Company's technologies are new and its sole product candidate to date, Vaporcarb, is in an early stage of development. The Company may not develop the Vaporcarb or other products that prove to be safe and effective, meet applicable regulatory standards, are capable of being manufactured at reasonable costs, or can be marketed successfully. Successful products will require significant development and investment, including testing, to demonstrate their safety and efficacy prior to their commercialization. The Company has not proven its ability to develop and commercialize products. It must continue additional research and development before the Vaporcarb is marketable.

The Company is in debt and currently has no means to raise additional funds to continue its operations.

         The Company has funded its operations strictly through the issuance of privately placed equity and borrowings from its directors. As of March 31, 2002, the Company owed its directors and shareholders an aggregate of $216,978 in demand notes. The Company has operated at a loss since its inception. It currently has no means to repay the notes. If the noteholders were to call the notes, the Company would be required to raise funds from third parties or liquidate its operations. Currently, the Company has no line of credit and has received no assurances from third parties that such funds will be available if needed.

The Company's product, even if it successfully passes current testing, may not be accepted by the industry or the public.

         The Company has not yet explored the market's receptiveness of its product. As with all new products, there may be hesitation by potential customers to try the product. The Company currently has no marketing department and no relationship with marketing consultants. Further, it may not have the funds necessary to successfully market its product or compete with other products available to customers.

Our product in development is subject to an uncertain regulatory process. If our product is not approved, we may not be able to sell our product.

         The U.S. Department of Transportation and the National Transportation Safety Board regulate the design of engines used in commercial vehicles. The Company anticipates it will need to obtain approval from these federal agencies before we can begin selling the Vaporcarb. The Company has never been through this process and expects it will be expensive and time consuming. In addition, the Company may be further delayed by changes in regulatory policy for approval during the period of product development.

The market in which the Company operates is intensely competitive and actions by its competitors could harm its business.

         The Company must compete with other alternative fuel companies and auto manufacturers, many of whom are larger, better capitalized, better connected with institutional purchasers of alternative fuels products and more experienced. Barriers to entry in the alternative fuel industry are moderate and increased competition could occur. As the Company seeks to market its product, it will face a greater number of competitors, many of whom will be in well-established markets the Company seeks to penetrate. Accordingly, the Company may not be able to successfully compete against them or any future competitors. Moreover, competitors may be able to respond more quickly to take advantage of new or changing opportunities, technologies and customer preferences and requirements.

Any inability to protect the Company's proprietary technology would harm the Company's competitive position and its ability to commence operations.

         Although the Company has filed a patent application covering certain technology related to Vaporcarb, there can be no guarantee a patent will be issued or, if issued, that it will not be challenged by another company. The Company's future success and competitive edge against bigger and better funded competitors depends on the ability of the Company to obtain and protect a patent on the Vaporcarb technology. If the Company does not adequately protect its intellectual property, our competitive edge will be eroded and our ability to commence operations in the future will be harmed.

Because we are a development-stage company focused on a single product that is not ready for sale, we have no revenue and may not for a long time, if ever.

         The Company has had no earnings and no operations except the research and development of its single product. The Company's financial results rely entirely on the Company's ability to successfully develop and market this product. In addition, the following factors influence the Company's future revenues and net earnings, if any:

o        the  ability  of  the  Company  to  continue   funding   research   and
         development;

o        competing products and competition from better funded companies;

o        managing production of the product, if sales occur; and

o        the overall demand for alternate fuels products.

         These and other factors may make it difficult to predict the Company's future results of operations.

There is no market for your shares and you may not be able to sell them.

         There is no assurance this resale registration statement or any future registration statement will be declared effective by the Securities and Exchange Commission. We expect the Securities and Exchange Commission to scrutinize our registration statements because of the relatively early state of development of our business compared to most public companies.

         If our registration statement is declared effective, we intend to apply for listing of our common stock on the OTC Bulletin Board. We do not meet the qualifications for NASDAQ or the other national exchanges. Although we will be applying to list our common stock on the OTC Bulletin Board, there can be no assurance that our application will be granted and there can be no assurance that an active market will develop for our common stock. Although our former director, Daniel Hodges, has promised to assist us in obtaining a market maker (a requirement for listing), there can be no assurance any broker will be interested in trading our stock. Therefore, it may be difficult to sell your shares if you should desire or need to sell. You may have no more liquidity in your stock even if we are successful in getting our stock transaction registered and getting listed on the OTC Bulletin Board.

         Even if we are successful in being listed on the OTC Bulleting Board, the market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

o        the  potential   absence  of  securities   analysts   covering  us  and
         distributing research and recommendations about us;

o the liquidity of our common stock will be low because only 21% of our shares will be in the hands of non-affiliates of the company and such shares are not eligible for sale under exemptions from registration under the Securities Act of 1933;

o we expect our operating losses to continue during our research and development phase and that we will need additional funding to continue research;

o we will have a low trading volume because so much of our stock is closely held;

o        overall stock market fluctuations; and

o economic conditions generally and in the alternative fuels industry in particular.

         Any of these factors could have a significant and adverse impact on the market price of our common stock. In addition, the stock market in general has experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

We are a closely-held company. Coalitions of a few of our larger stockholders have sufficient voting power to make corporate governance decisions that could have significant effect on us and the other shareholders.

         Our officers, directors and principal stockholders (greater that 5% stockholders) together control approximately 94% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, these stockholders could cause us to enter into transactions or agreements which we would not otherwise consider.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements of the Company, together with the independent auditor's report of Robison, Hill & Co., are included on pages F-1 through F-12.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A)

Section 16(a) Beneficial Ownership Reporting Compliance

         The following directors and officers failed to make a timely initial Form 3 filing upon entering into their respective positions: C. Thomas Davis, Raymond B. Bushnell, Floyd Hambelton and Larry Chace. The Form 3s for Mssrs. Hambelton, Davis, Bushnell and Chace were filed October 23, 2002.

Executive Officers and Directors

         The following table sets forth the names, positions and ages of our directors and executive officers. Our directors were elected by the majority written consent of our shareholders in lieu of a meeting. Our directors are typically elected at each annual meeting and serve for one year and until their successors are elected and qualify. Officers are elected by our Board of Directors and their terms of office are at the discretion of our Board.

NAME OF DIRECTOR/OFFICER            AGE     POSITION(S) WITH COMPANY
C. Thomas Davis                     50      Director and Chief Executive Officer
Raymond B. Bushnell                 44      Director and President
Floyd Hambelton                     74      Director
Larry Chace                         65      Secretary and Treasurer
____________________
(1)
                           Messrs. Davis, Bushnell, Hambelton and Chace became officers and/or directors of the Company on February 12, 2002 following the effectiveness of the merger of VFT into the Company.


C. Thomas Davis
                           Mr. Davis has been a practicing attorney with a general practice since 1982. Mr. Davis earned his juris doctorate from Northwestern School of Law in 1981 and a Master of Education in 1975. Prior to practicing law, Mr. Davis was a secondary school teacher. He has been a director and the chief executive officer of Vapor Fuel Technologies, Inc. since February 12, 2002.

Raymond B. Bushnell
                           Mr. Bushnell is the president and chief designer of Bushnell Engineering, Inc., a company that designs industrial and consumer products. Mr. Bushnell has served in that capacity since 1991. Prior to working at Bushnell Engineering, Inc., Mr. Bushnell was the director of research and development for Southern Steel Company, a subsidiary of Phelps Tionton, from 1988 to 1991, during which he oversaw the design and engineering of electronic, electro-mechanical, hydraulic and pneumatic engineered devices. Mr. Bushnell has been a director and the president of Vapor Fuel Technologies, Inc. since February 12, 2002.

Floyd Hambelton
                           Mr. Hambelton is a major shareholder and the operator of Hambelton Bros. Lumber Co., a lumber manufacturer located in Washougal, Washington. Mr. Hambelton has served in that capacity since 1971. Mr. Hambelton served as a director and as the secretary and treasurer of VFT, Inc. from March 1, 2001 to February 12, 2002, when it merged into Vapor Fuel Technologies, Inc. Following the merger, Mr. Hambelton has served as a director of Vapor Fuel Technologies, Inc.

Larry Chace
                           Mr. Chace is the Director of sales and marketing at Chemtek, Inc. and has served in that capacity since 1996. Prior to working at Chemtek, Inc., Mr. Chace was a self-employed investment relations consultant who worked as an independent contractor to Canadian corporations from 1985 through 1996. Mr. Chace served as a director of VFT, Inc. from March 1, 2001 until its merger with Vapor Fuel Technologies, Inc. on February 12, 2002. Following the merger, Mr. Chace has served as the secretary and treasurer of Vapor Fuel Technologies, Inc.

ITEM 10. EXECUTIVE COMPENSATION

         For the three year periods ended March 31, 2002, 2001 and 2000, none of the directors or officers received any compensation for their services as directors or officers of the Company. The Company does not pay director fees nor reimburse directors for out-of-pocket expenses related to their services as directors.

         None of the officers have written or oral employment contracts with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL, OWNERS AND MANAGEMENT

         The following table sets forth, as of October 22, 2002, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than 5% of such stock, (b) each director of the Company, and (c) all our directors and executive officers as a group.


 NAME AND ADDRESS OF BENEFICIAL                                PERCENT OF COMMON
              OWNER                SHARES BENEFICIALLY OWNED           STOCK

Raymond B. Bushnell(1)                         45,454                    6.5

Bruce Langston(1)                             250,000                   35.7

Larry Chace(1)                                      0                    0

Suki Family Trust(1)(2)                        45,454                    6.5

C. Thomas Davis(1)                                  0                    0

Daniel Hodges                                 160,000                   22.9
Lloyd Craig, LLC
11601 E. Lusitano Place
Tucson, AZ  85748

Floyd Hambelton(1)                            113,638                   16.2

Gary Van Norman(1)                             45,454                    6.5

All officers and directors as a               159,092                   22.7
group (4 persons)


(1) The shareholder listed has sole voting and investment powers with respect to the shares indicated. The addresses of all of these shareholders is 25023 S. Beeson Road, Beavercreek, Oregon 97004.
(2) The beneficiaries of the Suki Family Trust are the family members of Robert Reid, who is a non-voting advisor to the Company's Board of Directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Our business operations to date have been solely the research and development of our product, the Vaporcarb. We have no other operations and, in particular, no revenue from operations to support our research. We have funded all our research by the payment of common stock for research services, the borrowing of funds from our directors and the use of space and services by our directors without charge.

         As of March 31, 2002, we had borrowed $216,978 from the following directors and shareholders in non-interest bearing demand notes:


          AMOUNT                              LENDER

         $164,500                             Floyd Hambelton

         $ 48,896                             Suki Family Trust

         $  3,582                             Gary Van Norman

         We are renting our current office space at 25023 S. Beeson Road, Beavercreek, Oregon 97004 from Raymond B. Bushnell, our director and president. Bushnell Engineering, Inc., which is owned by Raymond B. Bushnell, completed initial testing of our product in consideration for shares of VFT, Inc. common stock. On March 1, 2001, we issued to Raymond B. Bushnell the shares of VFT, Inc. that, upon our February 12, 2002 merger, converted into 45,454 shares of our $.005 Common Stock. Since March 2001, Bushnell Engineering, Inc. has continued testing and development of our product for a monthly fee of $7,500.

         There are no written contracts memorializing the rental of the space or continuation of testing services.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are incorporated into and filed as part of this report:

o        Independent Auditors' Report

o        Balance Sheets

|X|      March 31, 2002 and 2001

o        Statements of Operations

|X|      Years ended March 31, 2002 and 2001

o        Statements of Stockholders' Equity

|X|      Years ended March 31, 2002 and 2001

o        Statements of Cash Flows

|X|      Years ended March 31, 2002 and 2001

o        Notes to Financial Statements

         (B)      EXHIBITS:


EXHIBIT NUMBER                       DESCRIPTION                                          REFERENCE

     2.1           Merger Agreement among Registrant, VFT, Inc.,        Filed with Current Report on Form 8-K, filed
                   an Oregon corporation, and its shareholders          February 19, 2002.

     3.1           Amended and Restated Articles of Incorporation       Filed with Current Report on Form 8-K, filed
                   of Registrant, dated February 12, 2002               February 19, 2002.

     3.2           Amended and Restated By-laws of Registrant           Filed with Current Report on Form 8-K, filed
                                                                        February 19, 2002.

     99.1          Certification of Chief Executive Officer             Filed herewith.
                   pursuant to 18 U.S.C. Section 1350, as adopted
                   pursuant to 906 of the Sarbanes-Oxley Act of
                   2002

     99.2          Certification of Treasurer pursuant to               Filed herewith
                   18 U.S.C.  Section  1350,  as adopted  pursuant
                   to 906 of the Sarbanes-Oxley Act of 2002

         (C)      REPORTS ON FORM 8-K:

                  On February 19, 2002, we announced the merger of VFT, Inc. into Achievement Investments and our name changed to Vapor Fuel Technologies, Inc. under Item 1 - Change of Control and Item 2 - Acquisition or Disposition of Assets on a Form 8-K.

                  On April 29, 2002, we filed an amendment to our February 19, 2002 Form 8-K which amended our audited balance sheet as of December 31, 2001 and 2000, the related statement of operations and cash flow for the two years ended December 31, 2001 and the statement of stockholder's equity for the period from our inception on July 25, 1997 through December 31, 2001.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         We have disclosure controls and procedures in place, which are designed to ensure that material information related to Vapor Fuel Technologies, Inc. is made known to our management, including our Chief Executive Officer ("CEO") and Treasurer ("Treasurer"). We review our disclosure controls and procedures regularly and when necessary and make changes to ensure they are effective.

         Within the 90 day period prior the date of this report, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the Treasurer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective in causing material information to be collected and evaluated by the management of the company on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our SEC disclosure obligations.

Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect those controls after the date of our most recent evaluation.

                          VAPOR FUEL TECHNOLOGIES, INC.
                       (FORMERLY ACHIEVEMENT INVESTMENTS)
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                             MARCH 31, 2002 AND 2001

                                                     CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheets
  March 31, 2002 and 2001..................................................................................F - 2

Statements of Operations
  For the Years Ended March 31, 2002 and 2001..............................................................F - 3

Statement of Stockholders' Equity
 Since August 4, 1998 (inception) to March 31, 2002........................................................F - 4

Statements of Cash Flows
  For the Years Ended March 31, 2002 and 2001..............................................................F - 6

Notes to Financial Statements..............................................................................F - 8


                          INDEPENDENT AUDITOR'S REPORT


Vapor Fuel Technologies, Inc.
(Formerly Achievement Investments)
(A Development Stage Company)


         We have audited the accompanying balance sheets of Vapor Fuel Technologies (formerly Achievement Investments) (a development stage company) as of March 31, 2002 and 2001, and the related statements of operations and cash flows for the two years ended March 31, 2002, and the statement of stockholders' equity for the period from August 4, 1998 (inception) to March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vapor Fuel Technologies (formerly Achievement Investments) (a development stage company) as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the two years ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Respectfully submitted


                                                     /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
June 19, 2002

                                           VAPOR FUEL TECHNOLOGIES, INC.
                                        (Formerly Achievement Investments)
                                           (A Development Stage Company)
                                                  BALANCE SHEETS

                                                                      March 31,           March 31,
                                                                 -------------------  ------------------
                                                                        2002                 2001
                                                                 -------------------  ------------------

ASSETS:
Fixed Assets
   Equipment                                                     $             8,500  $                -
   Leasehold Improvements                                                     22,000                   -
   Accumulated Depreciation                                                   (1,016)                  -
                                                                 -------------------  ------------------
      Net Fixed Assets                                                        29,484                   -

Other Assets
   Patent Pending                                                              8,615                   1
                                                                 -------------------  ------------------

        Total Assets                                             $            38,099  $                1
                                                                 ===================  ==================

LIABILITIES:
  Notes Payable                                                  $           216,978  $           56,000
  Accounts Payable                                                            34,634                  75
                                                                 -------------------  ------------------

        Total Liabilities                                                    251,612              56,075
                                                                 -------------------  ------------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.001,
    Authorized 10,000,000 shares,
    -0- Shares Issued at March 31, 2002 and 2001                                   -                   -
  Common Stock, par value $.005,
    Authorized 20,000,000 shares,
    700,000 Shares Issued at March 31, 2002,
    and 500,000 at March 31, 2001                                              3,500               2,500
  Additional Paid-In Capital                                                  28,158              11,496
  Deficit Accumulated During the
      Development Stage                                                     (245,171)            (70,070)
                                                                 -------------------  ------------------

        Total Stockholders' Equity                                          (213,513)            (56,074)
                                                                 -------------------  ------------------

        Total Liabilities and
          Stockholders' Equity                                   $            38,099  $                1
                                                                 ===================  ==================


         The accompanying notes are an integral part of these financial statements.

                                           VAPOR FUEL TECHNOLOGIES, INC.
                                        (Formerly Achievement Investments)
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS



                                                                                   Cumulative
                                                                                  since August
                                                                                     4, 1998
                                                 For the year ended               inception of
                                                      March 31,                    development
                                        -------------------------------------
                                               2002               2001                stage
                                        ------------------  -----------------   -----------------
Revenues:                               $                -  $               -   $               -

Expenses:
  Research & Development                           124,494             30,000             168,946
  General & Administrative                          38,557              1,074              55,179
                                        ------------------  -----------------   -----------------

Operating Income (Loss)                           (163,051)           (31,074)           (224,125)
                                        ------------------  -----------------   -----------------

Other Income (Expense)
  Interest                                         (12,050)            (3,895)            (21,046)
                                        ------------------  -----------------   -----------------

  Net Income (Loss)                     $         (175,101) $         (34,969)  $        (245,171)
                                        ==================  =================   =================

Basic & Diluted loss per share          $           (0.33)  $          (1.19)
                                        ==================  =================















         The accompanying notes are an integral part of these financial statements.

                          VAPOR FUEL TECHNOLOGIES, INC.
                       (Formerly Achievement Investments)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE AUGUST 4, 1998 (INCEPTION) TO MARCH 31, 2002

                                                                                                Deficit
                                                                                              Accumulated
                                                                                                 Since
                                                                                                August 4,
                                                                                                  1998
                                                                                   Additional  Inception of
                                           Preferred Stock        Common Stock       Paid-In    Development
                                          Shares     Value      Shares     Value     Capital      Stage
                                         --------   --------   --------   --------   --------    --------
Balance at August 4, 1998 (inception)        --     $   --         --     $   --     $   --      $   --

Net Loss                                     --         --         --         --         --          --
                                         --------   --------   --------   --------   --------    --------
Balance at March 31, 1999                    --         --         --         --         --          --

Net Loss                                     --         --         --         --         --       (35,101)
                                         --------   --------   --------   --------   --------    --------
Balance at March 31, 2000                    --         --         --         --         --       (35,101)

March 1, 2001 Shares Granted for
    Payment of Accounts Payable and
    Payment for Patent                       --         --      340,000      1,700       (700)       --

March 31, 2001 Shares Issued for
    Research & Development Expense           --         --       45,000        225      3,775        --

March 31, 2001 Shares Granted for
   Payment of Interest on Note Payable       --         --      115,000        575      8,421        --


                          VAPOR FUEL TECHNOLOGIES, INC.
                       (Formerly Achievement Investments)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE AUGUST 4, 1998 (INCEPTION) TO MARCH 31, 2002
                                   (Continued)

                                                                                                Deficit
                                                                                              Accumulated
                                                                                                 Since
                                                                                                August 4,
                                                                                                  1998
                                                                                   Additional  Inception of
                                           Preferred Stock        Common Stock       Paid-In    Development
                                          Shares     Value      Shares     Value     Capital      Stage
                                         --------   --------   --------   --------   --------    --------
Net Loss                                     --     $   --         --     $   --     $   --     $(34,969)
                                         --------   --------   --------   --------   --------   --------

Balance at March 31, 2001                    --         --      500,000      2,500     11,496    (70,070)

February 12, 2002 Shares Issued
     In Merger                                          --         --      200,000      1,000     16,662

Net Loss                                     --         --         --         --         --     (175,101)
                                         --------   --------   --------   --------   --------   --------

Balance at March 31, 2002                    --     $   --      700,000   $  3,500   $ 28,158   $(245,171)
                                         ========   ========   ========   ========   ========   ========





         The accompanying notes are an integral part of these financial statements.

                                            VAPOR FUEL TECHNOLOGIES, INC.
                                          (Formerly Achievement Investments)
                                            (A Development Stage Company)
                                               STATEMENTS OF CASH FLOWS

                                                                                                       Cumulative
                                                                                                      Since August
                                                                                                         4, 1998
                                                                      For the years ended             Inception of
                                                                           March 31,                   Development
                                                              ------------------------------------
                                                                     2002              2001               Stage
                                                              ------------------ ----------------- -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                      $         (175,101)$         (34,969)$          (245,171)
Adjustments to reconcile net loss to net
cash used in operating activities:
    Depreciation Expense                                                   1,016                 -               1,016
    Issuance of Stock for Expenses                                             -             4,999               4,999
    Issuance of Stock for Interest on Note Payable                             -             8,996               8,996
    General & Administrative Expenses
          Converted to Contributed Capital                                17,662                 -              17,662
Change in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                               34,559                75              34,634
    Accrued Interest on Notes Payable                                          -            (5,101)                  -
                                                              ------------------ ----------------- -------------------

Net Cash Used in Operating Activities                                   (121,864)          (26,000)           (177,864)
                                                              ------------------ ----------------- -------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets                                                 (30,500)                -             (30,500)
Purchase of Patent Pending                                                (8,614)                -              (8,614)
                                                              ------------------ ----------------- -------------------
Net cash provided by Investing Activities                                (39,114)                -             (39,114)
                                                              ------------------ ----------------- -------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Notes Payable                                              160,978            26,000             216,978
                                                              ------------------ ----------------- -------------------
Net Cash Provided by Financing Activities                                160,978            26,000             216,978
                                                              ------------------ ----------------- -------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                    -                 -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                       -                 -                   -
                                                              ------------------ ----------------- -------------------
Cash and Cash Equivalents
  at End of Period                                            $                - $               - $                 -
                                                              ================== ================= ===================

                                            VAPOR FUEL TECHNOLOGIES, INC.
                                          (Formerly Achievement Investments)
                                            (A Development Stage Company)
                                               STATEMENTS OF CASH FLOWS
                                                     (Continued)

                                                                                                       Cumulative
                                                                                                      Since August
                                                                                                         4, 1998
                                                                      For the years ended             Inception of
                                                                           March 31,                   Development
                                                              ------------------------------------
                                                                    2002               2001               Stage
                                                              -----------------  ----------------- -------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                    $               -  $               - $                 -
  Franchise and income taxes                                  $               -  $               - $                 -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Stock Issued for Patent                                       $               -  $               1 $                 1























         The accompanying notes are an integral part of these financial statements.

                          VAPOR FUEL TECHNOLOGIES, INC.
                       (Formerly Achievement Investments)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $175,000 for the year ended March 31, 2002, $35,000 for the year ended March 31, 2001, and $245,000 since the inception of development stage. The Company also has a working capital deficit of approximately $214,000 and $56,000 as of March 31, 2002 and 2001, respectively. The Company will require additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, and market penetration.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Oregon on August 4, 1998. Since August 4, 1998, the Company is in the development stage, and has not commenced planned principal operations.

                          VAPOR FUEL TECHNOLOGIES, INC.
                       (Formerly Achievement Investments)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

         On February 12, 2002, the Company merged with Achievement Investments (Achievement), a Nevada corporation. The merger was accounted for as a reverse merger, with the Company being treated as the acquiring entity for financial reporting purposes. In connection with this merger, Achievement issued 500,000 shares of common stock in exchange for the assets and liabilities of the Company. As a result of the merger, the Company became a Nevada corporation, and changed its name to Vapor Fuel Technologies, Inc.

         The merger was recorded as a recapitalization. In connection with this recapitalization, the number of shares outstanding prior to the merger have been restated to their post merger equivalents (increased from 11,000 shares to 500,000). All references in the accompanying financial statements to the number of Common shares and per-share amounts for 2002 and 2001 have been restated to reflect the equivalent number of post merger shares.

Nature of Business

         The Company has no products or services as of March 31, 2002. The Company was organized as a vehicle to research and develop alternative fuel systems and fuel efficiency enhancement systems for the internal combustion engine.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Vapor Fuel Technologies, Inc. (formerly Achievement Investments) (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts

                          VAPOR FUEL TECHNOLOGIES, INC.
                       (Formerly Achievement Investments)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Compensation for Non-Employees

         The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company's stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                                     For the year ended March 31, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $         (175,101)             526,301  $           (0.33)
                                                        ==================  ===================  ==================

                                                                     For the year ended March 31, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (34,969)              29,315  $           (1.19)
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for March 31, 2002 and 2001 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                          VAPOR FUEL TECHNOLOGIES, INC.
                       (Formerly Achievement Investments)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Depreciation

         Office furniture, equipment and leasehold improvements, are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

                  Equipment                                   5-  7 years
                  Leasehold improvements                      8-15 years

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

NOTE 3 - INCOME TAXES

         As of March 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $245,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 5 - COMMITMENTS

         As of March 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                          VAPOR FUEL TECHNOLOGIES, INC.
                       (Formerly Achievement Investments)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 6- NOTE PAYABLE FROM SHAREHOLDER

         The Company has borrowed money from shareholders in order to pay various expenses. Per the promissory note, amounts due to the shareholder are non-interest bearing, unsecured and payable at anytime the shareholder desires. For purposes of these financial statements interest has been calculated at an imputed interest rate of 10 percent for the years ending March 31, 2002 and 2001. As of March 31, 2002, the Company owes $216,978 relating to these notes.

NOTE 7 - STOCK ISSUANCE

         On March 1, 2001 the Board of Directors voted to change the authorized number of shares from 10,000 to 15,000. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2001 and 2000 have been restated to reflect the increase in authorized shares.

         Also, on March 1, 2001 the Board of Directors granted 8,500 shares, no par value, to be issued for payment of accounts payable of $4,999 and $1 for acquisition of a patent. 2,500 shares were also granted for payment of interest on notes payable.

NOTE 8 - PATENTS PENDING

         During the year ended March 31, 2001, the Company acquired a patent in exchange for 5,500 shares of common stock. This patent is for a vapor system of fuel efficiency in an internal combustion engine.

         During the year ended March 31, 2002, the Company filed patent applications covering certain technology related to "Vaporcarb". Vaporcarb is a fuel saving device that is designed to replace current fuel injection and carburetion units on gas combustion automobiles. Vaporcarb is currently under development. The total amount of the patent applications as of March 31, 2002 is $8,614.

NOTE 9 - RELATED PARTY TRANSACTIONS

         The Company pays an officer $10,000 per month for rent of research and development facilities and research and development consulting.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 22, 2003              VAPOR FUEL TECHNOLOGIES, INC.




                                      By:      /s/ C. Thomas Davis
                                                   C. Thomas Davis
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature and Title                                                     Date


    /s/ C. Thomas Davis                                      January 22, 2003
C. Thomas Davis
Director and Chief Executive Officer


    /s/ Raymond B. Bushnell                                  January 22, 2003
Raymond B. Bushnell
Director and President


    /s/ Floyd Hambelton                                      January 22, 2003
Floyd Hambelton
Director


    /s/ Larry Chace                                          January 22, 2003
Larry Chace
Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)




                                  CERTIFICATION


I, C. Thomas Davis, certify that:

1. I have reviewed this annual report on Form 10-KSB of Vapor Fuel Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 22, 2003


/s/
C. Thomas Davis
Chief Executive Officer

                                  CERTIFICATION


I, Larry Chace, certify that:

1. I have reviewed this annual report on Form 10-KSB of Vapor Fuel Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 22, 2003


/s/
Larry Chace
Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)