Form 10QSB
period 2002-06-30
VAPOR FUEL TECHNOLOGY INC
filed 2003-01-23
CIK 1105293

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 2002
                                         ---------------------------------------

                                       or

[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____________________  to   _____________________

Commission File Number: 000-29535

                          Vapor Fuel Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                      86-0972560
  (State of other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

25023 S. Beeson Road, Beavercreek, Oregon                               97004
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (503) 632-1570
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        700,000 shares of common stock outstanding as of October 22, 2002

                          VAPOR FUEL TECHNOLOGIES, INC.


                                      INDEX

                                                                                                           PAGE NO.

PART I           FINANCIAL INFORMATION

                 Item 1.    Financial Statements

                 Balance Sheets as of June 30, 2002 and March 31, 2002                                      3

                 Statements of Operations for the three months ended
                      June 30, 2002 and 2001                                                                4

                 Statements of Cash Flows for the three months ended June 30, 2002 and 2001
                                                                                                            5

                 Notes to Unaudited Financial Statements                                                    7

                 Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                            Operations                                                                      12

                 Item 3.    Controls and Procedures                                                         13

PART II          OTHER INFORMATION

                 Item 6.    Exhibits and Reports on Form 8-K                                                14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS





                         INDEPENDENT ACCOUNTANT'S REPORT



Vapor Fuel Technologies, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Vapor Fuel Technologies, Inc. (a development stage company) as of June 30, 2002 and March 31, 2002 and the related statements of operations and cash flows for the three month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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



                                                    Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
August 13, 2002

                                           VAPOR FUEL TECHNOLOGIES, INC.
                                           (A Development Stage Company)
                                                  BALANCE SHEETS

                                                                                  June 30,           March 31,
                                                                                    2002                2002
                                                                             ------------------  ------------------
ASSETS:
Fixed Assets
   Equipment                                                                 $           14,156  $            8,500
   Leasehold Improvements                                                                22,000              22,000
   Accumulated Depreciation                                                              (2,227)             (1,016)
                                                                             ------------------  ------------------
     Net Fixed Assets                                                                    33,929              29,484

Other Assets
   Patent Pending                                                                         8,615               8,615
                                                                             ------------------  ------------------

       Total Assets                                                          $           42,544  $           38,099
                                                                             ==================  ==================

Liabilities:
   Notes Payable                                                             $          257,076  $          216,978
   Accounts Payable                                                                      38,708              34,634
                                                                             ------------------  ------------------

       Total Liabilities                                                                295,784             251,612
                                                                             ------------------  ------------------

Stockholders' Equity:
  Preferred Stock, par value $.001,
    Authorized 10,000,000 shares,
    -0- Shares Issued at June 30, 2002
    and March 31, 2002                                                                        -                   -
  Common Stock, par value $.005,
    Authorized 20,000,000 shares
    700,000 Shares Issued at June 30, 2002
    and March 31, 2002                                                                    3,500               3,500
  Contributed Capital                                                                    33,946              28,158
  Deficit Accumulated During the
    Development Stage                                                                  (290,686)           (245,171)
                                                                             ------------------  ------------------

       Total Stockholders' Equity                                                      (253,240)           (213,513)
                                                                             ------------------  ------------------

       Total Liabilities and
         Stockholders' Equity                                                $           42,544  $           38,099
                                                                             ==================  ==================






                 See accompanying notes and accountants' report.

                                           VAPOR FUEL TECHNOLOGIES, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                    since August
                                                                                                      4, 1998
                                                               For the Three Months Ended           inception of
                                                                        June 30,                    development
                                                          -------------------------------------
                                                                2002                2001               stage
                                                          -----------------  ------------------  ------------------
Revenues:                                                 $               -  $                -  $                -

Expenses:
  Research & Development                                             31,555              10,000             200,501
  General & Administrative                                            8,172               2,090              63,351
                                                          -----------------  ------------------  ------------------

Operating Income (Loss)                                             (39,727)            (12,090)           (263,852)
                                                          -----------------  ------------------  ------------------

Other Income (Expense)
  Interest                                                           (5,788)             (1,719)            (26,834)
                                                          -----------------  ------------------  ------------------

  Net Income (Loss)                                       $         (45,515) $          (13,809) $         (290,686)
                                                          =================  ==================  ==================

Basic & Diluted loss per share                            $          (0.07)  $           (0.03)
                                                          =================  ==================






















                 See accompanying notes and accountants' report.

                                           VAPOR FUEL TECHNOLOGIES, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                    Since August
                                                                                                      4, 1998
                                                                 For the Three Months Ended         Inception of
                                                                          June 30,                  Development
                                                            ------------------------------------
                                                                  2002               2001              Stage
                                                            ----------------- ------------------ ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                    $         (45,515)$          (13,809)$         (290,686)

Adjustments to reconcile net loss to net
cash used in operating activities:
    Depreciation                                                        1,211                  -              2,227
    Issuance of Stock for Expenses                                          -                  -              4,999
    Issuance of Stock for Interest on Note Payable                          -                  -              8,996
    Interest on Notes Payable
         Converted to Contributed Capital                               5,788              1,719             23,450

Change in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                             4,074              2,090             38,708
                                                            ----------------- ------------------ ------------------

Net Cash Used in operating activities                                 (34,442)           (10,000)          (212,306)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets                                               (5,656)                 -            (36,156)
Purchase of Patent                                                          -             (7,000)            (8,614)
                                                            ----------------- ------------------ ------------------

  Net cash provided by investing activities                            (5,656)            (7,000)           (44,770)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Notes Payable                                            40,098             17,000            257,076
                                                            ----------------- ------------------ ------------------
Net Cash Provided by
  Financing Activities                                                 40,098             17,000            257,076
                                                            ----------------- ------------------ ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                 -                  -                  -
Cash and Cash Equivalents
  at Beginning of Period                                                    -                  -                  -
                                                            ----------------- ------------------ ------------------
Cash and Cash Equivalents
  at End of Period                                          $               - $                - $                -
                                                            ================= ================== ==================

                                           VAPOR FUEL TECHNOLOGIES, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS
                                                    (Continued)

                                                                                                     Cumulative
                                                                                                    Since August
                                                                                                      4, 1998
                                                                 For the Three Months Ended         Inception of
                                                                          June 30,                  Development
                                                            ------------------------------------
                                                                  2002               2001              Stage
                                                            ----------------- ------------------ ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                  $               - $                - $                -
  Franchise and income taxes                                $               - $                - $               75

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Stock Issued for Patent                                     $               - $                - $                1


























                 See accompanying notes and accountants' report.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $45,000 for the three months ended June 30, 2002, $14,000 for the three months ended June 30, 2001, and $290,000 since the inception of development stage. The Company also has a working capital deficit of approximately $253,000 and $214,000 as of June 30, 2002 and March 31, 2002, respectively. The Company will require additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

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

Nature of Business

         The Company has no products or services as of June 30, 2002. The Company was organized as a vehicle to research and develop alternative fuel systems and fuel efficiency enhancement systems for the internal combustion engine.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Vapor Fuel Technologies, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of June 30, 2002 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                    Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                                 For the Three Months Ended June 30, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (45,515)             700,000  $           (0.07)
                                                        ==================  ===================  ==================

                                                                 For the Three Months Ended June 30, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (13,809)            (500,000) $           (0.03)
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for June 30, 2002 and 2001 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2001  financial statements to conform with the June 30, 2002 presentation.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

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

NOTE 3 - INCOME TAXES

         As of June 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $290,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 5 - COMMITMENTS

         As of June 30, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6- NOTE PAYABLE FROM SHAREHOLDER

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. Per the promissory note, amounts due to the shareholder are non-interest bearing, unsecured and payable at anytime the shareholder desires. For purposes of these financial

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 6- NOTE PAYABLE FROM SHAREHOLDER (Continued)

statements interest has been calculated at an imputed interest rate of 10 percent for the periods ending June 30, 2002 and March 31, 2002. As of June 30, 2002 and March 31, 2002, the Company owed $257,076 and $216,978, respectively, relating to these notes.

NOTE 7 - PATENTS PENDING

         During the year ended March 31, 2001, the Company acquired a patent in exchange for 5,500 shares of common stock. This patent is for a vapor system of fuel efficiency in an internal combustion engine.

         During the year ended March 31, 2002, the Company filed patent applications covering certain technology related to "Vaporcarb". Vaporcarb is a fuel saving device that is designed to replace current fuel injection and carburetion units on gas combustion automobiles. Vaporcarb is currently under development. The total amount of the patent applications as of June 30, 2002 is $8,614.

NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company pays an officer $10,000 per month for rent of research and development facilities and research and development consulting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following is management's discussion of our plan of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-KSB for the year ended March 31, 2002.

PLAN OF OPERATIONS

We are a start-up company engaged in the design and development of high efficiency gasoline fuel conversion systems for both OEM and aftermarket installations. We commenced our research in March 2001. Currently, we have no products and no employees and have been financing our research primarily by loans from our directors and shareholders.

Our sole product currently under development is a fuel saving device called the "Vaporcarb" that is designed to replace current fuel injection and carburetion units on gas combustion automobiles. The Vaporcarb is designed to be installed into an automobile engine by the average mechanically minded consumer or a certified auto mechanic. The Vaporcarb is still undergoing research and testing by Bushnell Engineering, Inc., a company wholly owned by one of our directors, Raymond B. Bushnell.

Bushnell Engineering, Inc. continues its current research and development of Vaporcarb for a monthly fee of $10,000 for rent and consulting. There is no written agreement memorializing this arrangement. Additional research and development expenses are primarily related to the purchase of equipment to support Bushnell Engineering, Inc.'s efforts. For the quarter ended June 30, 2002, our research and development expenses were $31,555. Although this is a significant rise from $10,000 in the first quarter ended June 30, 2001, we believe our research and development expenses for the quarter ended June 30, 2001 was atypically low because we had just begun operations in March 2001.

All our other expenses are aggregated under the heading "General & Administrative." These expenses were $8,172 for the quarter ended June 30, 2002 compared to $2,090 for the quarter ended June 30, 2001. These expenses were primarily related to professional services required to meeting periodic reporting requirements.

At our current rate of development, we expect to have a production model of the Vaporcarb by spring. However, when we complete our research and begin production depends significantly upon our test results and our ability to continue to fund testing, both of which are unpredictable.

Our sole source of funding our operations has been loans from our directors and shareholders. These loans are payable upon demand. As of June 30, 2002, we owed to our directors and shareholders the following amounts:

Amount                              Lender

$182,500                        Floyd Hambelton
$ 70,994                        Suki Family Trust
$  3,582                        Gary Van Norman

We have no cash reserves and rely completely on our ability to borrow additional funds from our directors and shareholders to pay for our monthly expenses. We will need an additional $250,000 to continue research and development of our production model by spring 2003. If our production model tests are successful, we will need additional funds to investigate production, regulatory compliance and market acceptance. We are unable to estimate at this time the level of funds we will need for these matters. We currently have no readily available sources of additional funds. If we are not able to raise additional funds or if one of our lenders calls an outstanding note due, we will be forced to terminate our research and development.

ITEM 3.       CONTROLS AND PROCEDURES.

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

Within the 90 day period prior the date of this report, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the Treasurer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the CEO and Treasurer have concluded that our disclosure controls and procedures are effective in causing material information to be collected and evaluated by the management of the company on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our SEC disclosure obligations.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect those controls after the date of our most recent evaluation.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS

(a)      Exhibit Index

         See Exhibit Index following the signature page which is incorporated herein by reference.

(b) Reports on Form 8-K

         On April 29, 2002, we filed an amendment to our February 19, 2002 Form 8-K which amended our audited balance sheet as of December 31, 2001 and 2000, the related statement of operations and cash flow for the two years ended December 31, 2001 and the statement of stockholder's equity for the period from our inception on July 25, 1997 through December 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   VAPOR FUEL TECHNOLOGIES, INC.
   (Registrant)


   Signature                 Title                                      Date



   /s/ C. Thomas Davis       Chief Executive Officer                  01/22/03
   C. Thomas Davis           (Principal Executive Officer)



   /s/ Larry Chace           Treasurer                                01/22/03
   Larry Chace               (Principal Financial and Accounting Officer)

                                  CERTIFICATION


I, C. Thomas Davis, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Vapor Fuel Technologies;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 22, 2003



/s/
C. Thomas Davis
Chief Executive Officer

                                  CERTIFICATION


I, Larry Chace, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Vapor Fuel Technologies;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 23, 2003



/s/
Larry Chace
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

            EXHIBIT INDEX TO THE QUARTERLY REPORT FOR ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2002




EXHIBIT NUMBER            DESCRIPTION                                REFERENCE

99.1         Certification   of   Chief   Executive   Officer     Filed herewith
             pursuant to 18 U.S.C.  Section 1350,  as adopted
             pursuant  to 906 of  the  Sarbanes-Oxley  Act of
             2002

99.2         Certification    of   Treasurer    pursuant   to     Filed herewith
             18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002