Form 10QSB
period 2002-09-30
VAPOR FUEL TECHNOLOGY INC
filed 2003-01-23
CIK 1105293

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
                        Commission file number 000-29535

                          Vapor Fuel Technologies, Inc.
                     (Exact name of small business issuer as
                            specified in its charter)

                     Nevada                                86-0972560
             (State or other jurisdiction               (IRS Employer
         of incorporation or organization)            Identification No.)

                25023 S. Beeson Road, Beavercreek, Oregon, 97004
                    (Address of principal executive offices)

                                 (503) 632-1570
                            Issuer's telephone number


                (Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 10, 2002 700,000

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS



                         INDEPENDENT ACCOUNTANT'S REPORT


Vapor Fuel Technologies, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Vapor Fuel Technologies, Inc. (a development stage company) as of September 30, 2002 and March 31, 2002 and the related statements of operations for the three and six months ended September 30, 2002 and 2001, and cash flows for the six months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

                                                    Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
November 27, 2002

                                           VAPOR FUEL TECHNOLOGIES, INC.
                                           (A Development Stage Company)
                                                  BALANCE SHEETS

                                                                               September 30,         March 31,
                                                                                    2002                2002
                                                                             ------------------  ------------------
ASSETS:
Fixed Assets
   Equipment                                                                 $           14,156  $            8,500
   Leasehold Improvements                                                                22,000              22,000
   Accumulated Depreciation                                                              (3,438)             (1,016)
                                                                             ------------------  ------------------
     Net Fixed Assets                                                                    32,718              29,484

Other Assets
   Patent Pending                                                                         8,615               8,615
                                                                             ------------------  ------------------

       Total Assets                                                          $           41,333  $           38,099
                                                                             ==================  ==================

Liabilities:
   Notes Payable                                                             $          293,462  $          216,978
   Accounts Payable                                                                      40,576              34,634
                                                                             ------------------  ------------------

       Total Liabilities                                                                334,038             251,612
                                                                             ------------------  ------------------

Stockholders' Equity:
  Preferred Stock, par value $.001,
    Authorized 10,000,000 shares,
    -0- Shares Issued at September 30, 2002
    and March 31, 2002                                                                        -                   -
  Common Stock, par value $.005,
    Authorized 20,000,000 shares
    700,000 Shares Issued at September 30, 2002
    and March 31, 2002                                                                    3,500               3,500
  Contributed Capital                                                                    40,788              28,158
  Deficit Accumulated During the
    Development Stage                                                                  (336,993)           (245,171)
                                                                             ------------------  ------------------

       Total Stockholders' Equity                                                      (292,705)           (213,513)
                                                                             ------------------  ------------------

       Total Liabilities and
         Stockholders' Equity                                                $           41,333  $           38,099
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

                                           VAPOR FUEL TECHNOLOGIES, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS



                                                                                                     Cumulative
                                                                                                    since August
                                                                                                      4, 1998
                                          For the three months           For the six months         inception of
                                          ended September 30,           ended September 30,         development
                                      ----------------------------  ----------------------------
                                           2002          2001            2002          2001            stage
                                      -------------- -------------  -------------- ------------- ------------------
Revenues:                             $            - $           -  $            - $           - $                -

Expenses:
  Research & Development                      31,210        42,452          62,765        52,452            231,711
  General & Administrative                     8,255           758          16,427         2,615             71,606
                                      -------------- -------------  -------------- ------------- ------------------

Operating Income (Loss)                      (39,465)      (43,210)        (79,192)      (55,067)          (303,317)
                                      -------------- -------------  -------------- ------------- ------------------

Other Income (Expense)
  Interest                                    (6,842)       (2,388)        (12,630)       (4,107)           (33,676)
                                      -------------- -------------  -------------- ------------- ------------------

  Net Income (Loss)                   $      (46,307)$     (45,598) $      (91,822)$     (59,174)$         (336,993)
                                      ============== =============  ============== ============= ==================

Basic & Diluted loss per share        $       (0.07) $      (0.09)  $       (0.13) $      (0.12)
                                      ============== =============  ============== =============

















                 See accompanying notes and accountants' report.

                                           VAPOR FUEL TECHNOLOGIES, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                    Since August
                                                                                                      4, 1998
                                                                  For the Six Months Ended          Inception of
                                                                       September 30,                Development
                                                            ------------------------------------
                                                                  2002               2001              Stage
                                                            ----------------- ------------------ ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                    $         (91,822)$          (59,174)$         (336,993)

Adjustments to reconcile net loss to net
cash used in operating activities:
    Depreciation                                                        2,422                  -              3,438
    Issuance of Stock for Expenses                                          -                  -              4,999
    Issuance of Stock for Interest on Note Payable                          -                  -              8,996
    Imputed Interest Converted to Contributed
       Capital                                                         12,630              6,272             30,292

Change in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                             5,942                450             40,576
                                                            ----------------- ------------------ ------------------

Net Cash Used in operating activities                                 (70,828)           (52,452)          (248,692)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets                                               (5,656)                 -            (36,156)
Purchase of Patent                                                          -             (7,000)            (8,614)
                                                            ----------------- ------------------ ------------------

  Net cash provided by investing activities                            (5,656)            (7,000)           (44,770)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Notes Payable                                            76,484             59,452            293,462
                                                            ----------------- ------------------ ------------------
Net Cash Provided by
  Financing Activities                                                 76,484             59,452            293,462
                                                            ----------------- ------------------ ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                 -                  -                  -
Cash and Cash Equivalents
  at Beginning of Period                                                    -                  -                  -
                                                            ----------------- ------------------ ------------------
Cash and Cash Equivalents
  at End of Period                                          $               - $                - $                -
                                                            ================= ================== ==================

                                           VAPOR FUEL TECHNOLOGIES, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                    Since August
                                                                                                      4, 1998
                                                                  For the Six Months Ended          Inception of
                                                                       September 30,                Development
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

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $46,000 for the three months ended September 30, 2002, $46,000 for the three months ended September 30, 2001, and $337,000 since the inception of development stage. The Company also has a working capital deficit of approximately $293,000 and $214,000 as of September 30, 2002 and March 31, 2002, respectively. The Company will require additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

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

Nature of Business

         The Company has no products or services as of September 30, 2002. The Company was organized as a vehicle to research and develop alternative fuel systems and fuel efficiency enhancement systems for the internal combustion engine.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Vapor Fuel Technologies, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of September 30, 2002 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                               For the Three Months Ended September 30, 2002
BASIC LOSS PER              SHARE
Loss to common shareholders                             $          (46,307)             700,000  $           (0.07)
                                                        ==================  ===================  ==================

                                                               For the Three Months Ended September 30, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (45,598)             500,000  $           (0.09)
                                                        ==================  ===================  ==================

                                                                For the Six Months Ended September 30, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (91,822)             700,000  $           (0.13)
                                                        ==================  ===================  ==================

                                                                For the Six Months Ended September 30, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (59,174)             500,000  $           (0.12)
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for September 30, 2002 and 2001 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

         Certain   reclassifications  have  been  made  in  the  2001  financial statements to conform with the September 30, 2002 presentation.

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

NOTE 3 - INCOME TAXES

         As of September 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $337,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 5 - COMMITMENTS

         As of September 30, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6- NOTE PAYABLE FROM SHAREHOLDER

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. Per the promissory note, amounts due to the shareholder are non-interest bearing, unsecured and payable at anytime the shareholder desires. For purposes of these financial statements interest has been calculated at an imputed interest rate of 10 percent for the periods ending September 30, 2002 and March 31, 2002. As of September 30, 2002 and March 31, 2002, the Company owed $293,462 and $216,978, respectively, relating to these notes.

NOTE 7 - PATENTS PENDING

         During the year ended March 31, 2001, the Company acquired a patent in exchange for 5,500 shares of common stock. This patent is for a vapor system of fuel efficiency in an internal combustion engine.

         During the year ended March 31, 2002, the Company filed patent applications covering certain technology related to "Vaporcarb". Vaporcarb is a fuel saving device that is designed to replace current fuel injection and carburetion units on gas combustion automobiles. Vaporcarb is currently under development. The total amount of the patent applications as of September 30, 2002 is $8,614.

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

PLAN OF OPERATIONS

We are a start-up company engaged in the design and development of high efficiency gasoline fuel conversion systems for both OEM and aftermarket installations. We commenced our research in March 2001. Currently, we have now products and no employees and have been financing our research primarily by loans from our directors and shareholders.

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

Bushnell Engineering, Inc. continues its current research and development of Vaporcarb for a monthly fee of $10,000 for rent and consulting. There is no written agreement memorializing this arrangement. Additional research and development expenses are primarily related to the purchase of equipment to support Bushnell Engineering, Inc.'s efforts. For the quarter ended September 30, 2002, our research and development expenses were $31,210 compared to $42,452 for the quarter ended September 30, 2001.

All our other expenses are aggregated under the heading "General and Administrative". These expenses were $8,255 for the quarter ended September 30, 2002 compared to $758 for the quarter ended September 30, 2001. These expenses were primarily related to professional services required to meeting periodic reporting requirements.

At our current rate of development, we expect to have a production model of the Vaporcarb by spring. However, when we complete our research and begin production depends significantly upon our test results and our ability to continue to fund testing, both of which are unpredictable.

Our sole source of funding our operations has been loans from our directors and shareholders. These loans are payable upon demand. As of September 30, 2002, we owed to our directors and shareholders the following amounts:

         Amount                     Lender
         $199,048                   Floyd Hambelton
         $ 90,832                   Suki Family Trust
         $  3,582                   Gary Van Norman

We have no cash reserves and rely completely on our ability to borrow additional funds from our directors and shareholders to pay our monthly expenses. We will need an additional $250,000 to continue research and development of our production model by spring 2003. If our production model tests are successful, we will need additional funds to investigate production, regulatory compliance and market acceptance. We are unable to estimate at this time the level of funds we will need for these matters. We currently have no readily available sources of additional funds. If we are not able to raise additional funds or if one of our lenders calls an outstanding note due, we will be forced to terminate our research and development.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Treasurer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

         (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Treasurer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

Exhibit No. Exhibit

         3        Articles of Incorporation (1)

         3.2      Bylaws (1)

         3.1      Amended Articles of Incorporation (1)

         3.3      Amended Articles of Incorporation (2)

         3.4      Amended Bylaws (2)

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

(1) Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated February 16, 2000.

(2) Incorporated herein by reference from Registrant's Form 8-K, dated February 19, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vapor Fuel Technologies, Inc.


/s/ C. Thomas Davis
C. Thomas Davis
CEO
(Principal Executive Officer)


/s/ Larry Chace
Larry Chace
Treasurer
(Principal Financial and Accounting Officer)



January 22, 2003


                                  CERTIFICATION


I,       C. Thomas Davis, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of Vapor Fuel Technologies, Inc.;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: January 22, 2003

/s/ C. Thomas Davis
C. Thomas Davis
CEO
(Principal Executive Officer)

                                  CERTIFICATION


I,       Larry Chace, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of Vapor Fuel Technologies, Inc.;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: January 22, 2003

/s/ Larry Chace
Larry Chace
Treasurer
(Principal Financial & Accounting Officer)