Form 10QSB
period 2002-12-31
VAPOR FUEL TECHNOLOGY INC
filed 2003-02-19
CIK 1105293

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2002

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: February 6, 2003 700,000

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS



                         INDEPENDENT ACCOUNTANT'S REPORT


Vapor Fuel Technologies, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Vapor Fuel Technologies, Inc. (a development stage company) as of December 31, 2002 and March 31, 2002 and the related statements of operations for the three and nine months ended December 31, 2002 and 2001, and cash flows for the nine months ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
February 6, 2003

                                           VAPOR FUEL TECHNOLOGIES, INC.
                                           (A Development Stage Company)
                                                  BALANCE SHEETS

                                                                                December 31,         March 31,
                                                                                    2002                2002
                                                                             ------------------  ------------------
ASSETS:
Fixed Assets
   Equipment                                                                 $           14,156  $            8,500
   Leasehold Improvements                                                                22,000              22,000
   Accumulated Depreciation                                                              (4,649)             (1,016)
                                                                             ------------------  ------------------
     Net Fixed Assets                                                                    31,507              29,484

Other Assets
   Patent Pending                                                                         8,850               8,615
                                                                             ------------------  ------------------

       Total Assets                                                          $           40,357  $           38,099
                                                                             ==================  ==================

Liabilities:
   Notes Payable                                                             $          333,690  $          216,978
   Accounts Payable                                                                      50,294              34,634
                                                                             ------------------  ------------------

       Total Liabilities                                                                383,984             251,612
                                                                             ------------------  ------------------

Stockholders' Equity:
  Preferred Stock, par value $.001,
    Authorized 10,000,000 shares,
    -0- Shares Issued at December 31, 2002
    and March 31, 2002                                                                        -                   -
  Common Stock, par value $.005,
    Authorized 20,000,000 shares
    700,000 Shares Issued at December 31, 2002
    and March 31, 2002                                                                    3,500               3,500
  Contributed Capital                                                                    48,899              28,158
  Deficit Accumulated During the
    Development Stage                                                                  (396,026)           (245,171)
                                                                             ------------------  ------------------

       Total Stockholders' Equity                                                      (343,627)           (213,513)
                                                                             ------------------  ------------------

       Total Liabilities and
         Stockholders' Equity                                                $           40,357  $           38,099
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

                                           VAPOR FUEL TECHNOLOGIES, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS



                                                                                                     Cumulative
                                                                                                    since August
                                                                                                       4, 1998
                                          For the three months           For the nine months        inception of
                                           ended December 31,            ended December 31,          development
                                      ----------------------------  -----------------------------
                                           2002          2001            2002           2001            stage
                                      -------------- -------------  -------------- -------------- -----------------
Revenues:                             $            - $           -  $            - $            - $               -

Expenses:
  Research & Development                      32,908        35,000          95,673         87,452           264,619
  General & Administrative                    18,013        16,505          34,440         19,120            89,619
                                      -------------- -------------  -------------- -------------- -----------------

Operating Income (Loss)                      (50,921)      (51,505)       (130,113)      (106,572)         (354,238)
                                      -------------- -------------  -------------- -------------- -----------------

Other Income (Expense)
  Interest                                    (8,112)       (3,191)        (20,742)        (7,298)          (41,788)
                                      -------------- -------------  -------------- -------------- -----------------

  Net Income (Loss)                   $      (59,033)$     (54,696) $     (150,855)$     (113,870)$        (396,026)
                                      ============== =============  ============== ============== =================

Basic & Diluted loss per share        $       (0.08) $      (0.11)  $       (0.21) $       (0.23)
                                      ============== =============  ============== ==============


















                 See accompanying notes and accountants' report.

                                           VAPOR FUEL TECHNOLOGIES, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                    Since August
                                                                                                      4, 1998
                                                                 For the Nine Months Ended          Inception of
                                                                        December 31,                Development
                                                            ------------------------------------
                                                                  2002               2001              Stage
                                                            ----------------- ------------------ ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                    $        (150,855)$         (113,870)$         (396,026)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                        3,633                  -              4,649
    Issuance of Stock for Expenses                                          -                  -              4,999
    Issuance of Stock for Interest on Note Payable                          -                  -              8,996
    Imputed Interest Converted to Contributed
       Capital                                                         20,742              9,463             38,404

Change in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                            15,659             16,955             50,294
                                                            ----------------- ------------------ ------------------

Net Cash Used in operating activities                                (110,821)           (87,452)          (288,684)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets                                               (5,656)                 -            (36,156)
Purchase of Patent                                                       (235)            (7,000)            (8,850)
                                                            ----------------- ------------------ ------------------

  Net cash provided by investing activities                            (5,891)            (7,000)           (45,006)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Notes Payable                                           116,712             94,452            333,690
                                                            ----------------- ------------------ ------------------
Net Cash Provided by
  Financing Activities                                                116,712             94,452            333,690
                                                            ----------------- ------------------ ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                 -                  -                  -
Cash and Cash Equivalents
  at Beginning of Period                                                    -                  -                  -
                                                            ----------------- ------------------ ------------------
Cash and Cash Equivalents
  at End of Period                                          $               - $                - $                -
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

                                           VAPOR FUEL TECHNOLOGIES, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                    Since August
                                                                                                      4, 1998
                                                                 For the Nine Months Ended          Inception of
                                                                        December 31,                Development
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

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $59,000 for the three months ended December 31, 2002, $55,000 for the three months ended December 31, 2001, and $396,000 since the inception of development stage. The Company also has a working capital deficit of approximately $344,000 and $214,000 as of December 31, 2002 and March 31, 2002, respectively. The Company will require additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

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

Nature of Business

         The Company has no products or services as of December 31, 2002. The Company was organized as a vehicle to research and develop alternative fuel systems and fuel efficiency enhancement systems for the internal combustion engine.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Vapor Fuel Technologies, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of December 31, 2002 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                               For the Three Months Ended December 31, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (59,033)             700,000  $           (0.08)
                                                        ==================  ===================  ==================

                                                               For the Three Months Ended December 31, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (54,696)             500,000  $           (0.11)
                                                        ==================  ===================  ==================

                                                                For the Nine Months Ended December 31, 2002
                                                        --------------------===================--==================
BASIC LOSS PER SHARE
Loss to common shareholders                             $         (150,855)             700,000  $           (0.21)
                                                        ==================  ===================  ==================

                                                                For the Nine Months Ended December 31, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $         (113,870)             500,000  $           (0.23)
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for December 31, 2002 and 2001 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

         Certain   reclassifications  have  been  made  in  the  2001  financial statements to conform with the December 31, 2002 presentation.

Depreciation

         Office furniture, equipment and leasehold improvements, are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

                  Equipment                                   5  -  7 years
                  Leasehold improvements                      8  -15 years

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

NOTE 3 - INCOME TAXES

         As of December 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $396,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 5 - COMMITMENTS

         As of December 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6- NOTE PAYABLE FROM SHAREHOLDER

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. Per the promissory note, amounts due to the shareholder are non-interest bearing, unsecured and payable at anytime the shareholder desires. For purposes of these financial statements interest has been calculated at an imputed interest rate of 10 percent for the periods ending December 31, 2002 and March 31, 2002. As of December 31, 2002 and March 31, 2002, the Company owed $333,690 and $216,978, respectively, relating to these notes.

NOTE 7 - PATENTS PENDING

         During the year ended March 31, 2001, the Company acquired a patent in exchange for 5,500 shares of common stock. This patent is for a vapor system of fuel efficiency in an internal combustion engine.

         During the year ended March 31, 2002, the Company filed patent applications covering certain technology related to "Vaporcarb". Vaporcarb is a fuel saving device that is designed to replace current fuel injection and carburetion units on gas combustion automobiles. Vaporcarb is currently under development. The total amount of the patent applications as of December 31, 2002 is $8,850.

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

Bushnell Engineering, Inc. continues its current research and development of Vaporcarb for a monthly fee of $10,000 for rent and consulting. There is no written agreement memorializing this arrangement. Additional research and development expenses are primarily related to the purchase of equipment to support Bushnell Engineering, Inc.'s efforts. For the quarter ended December 31, 2002, our research and development expenses were $32,908 compared to $35,000 for the quarter ended December 31, 2001.

All our other expenses are aggregated under the heading "General and Administrative". These expenses were $18,013 for the quarter ended December 31, 2002 compared to $16,505 for the quarter ended December 31, 2001. These expenses were primarily related to professional services required to meeting periodic reporting requirements.

At our current rate of development, we expect to have a production model of the Vaporcarb by spring. However, when we complete our research and begin production depends significantly upon our test results and our ability to continue to fund testing, both of which are unpredictable.

Our sole source of funding our operations has been loans from our directors and shareholders. These loans are payable upon demand. As of December 31, 2002, we owed to our directors and shareholders the following amounts:

         Amount                     Lender
         $217,569                   Floyd Hambelton
         $112,539                   Suki Family Trust
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



February 10, 2003

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

Date: February 10, 2003

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

Date: February 10, 2003

/s/ Larry Chace
Larry Chace
Treasurer
(Principal Financial & Accounting Officer)