Form 10QSB/A
period 2002-06-30
VAPOR FUEL TECHNOLOGIES INC
filed 2004-01-14
CIK 1105293

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 1

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002
                                                 ----------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
                        Commission file number 000-29535
                                              ----------

                          Vapor Fuel Technologies, Inc.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            Nevada                                        86-0972560
--------------------------------------------------------------------------------
  (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                        Identification No.)

                25023 S. Beeson Road, Beavercreek, Oregon, 97004
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (503) 632-1570
                            Issuer's telephone number


                (Former name, former address and former fiscal year, if changed since last report.)


                                       APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 10, 2002 700,000
                                                  ---------------------------

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                 Unaudited
                                                                                  June 30,           March 31,
                                                                                    2002                2002
                                                                             ------------------  ------------------
ASSETS:
Fixed Assets
   Equipment                                                                 $           14,156  $            8,500
   Leasehold Improvements                                                                22,000              22,000
   Accumulated Depreciation                                                              (2,227)             (1,016)
                                                                             ------------------  ------------------
     Net Fixed Assets                                                                    33,929              29,484

       Total Assets                                                          $           33,929  $           29,484
                                                                             ==================  ==================

Liabilities:
   Notes Payable                                                             $          257,076  $          216,978
   Accounts Payable                                                                      38,708              34,634
                                                                             ------------------  ------------------

       Total Liabilities                                                                295,784             251,612
                                                                             ------------------  ------------------

Stockholders' Equity:
  Preferred Stock, par value $.001,
    Authorized 10,000,000 shares,
    -0- Shares Issued at June 30, 2002
    and March 31, 2002                                                                        -                   -
  Common Stock, par value $.005,
    Authorized 20,000,000 shares
    700,000 Shares Issued at June 30, 2002
    and March 31, 2002                                                                    3,500               3,500
  Contributed Capital                                                                    33,946              28,158
  Deficit Accumulated During the
    Development Stage                                                                  (299,301)           (253,786)
                                                                             ------------------  ------------------

       Total Stockholders' Equity                                                      (261,855)           (222,128)
                                                                             ------------------  ------------------

       Total Liabilities and
         Stockholders' Equity                                                $           33,929  $           29,484
                                                                             ==================  ==================


                             See accompanying notes.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                    Unaudited

                                                                                                     Cumulative
                                                                                                    since August
                                                                                                      4, 1998
                                                               For the Three Months Ended           inception of
                                                                        June 30,                    development
                                                          -------------------------------------
                                                                2002                2001               stage
                                                          -----------------  ------------------  ------------------
Revenues:                                                 $               -  $                -  $                -

Expenses:
  Research & Development                                             31,555              10,000             200,501
  General & Administrative                                            8,172               2,090              71,966
                                                          -----------------  ------------------  ------------------

Operating Income (Loss)                                             (39,727)            (12,090)           (272,467)
                                                          -----------------  ------------------  ------------------

Other Income (Expense)
  Interest                                                           (5,788)             (1,719)            (26,834)
                                                          -----------------  ------------------  ------------------

  Net Income (Loss)                                       $         (45,515) $          (13,809) $         (299,301)
                                                          =================  ==================  ==================

Basic & Diluted loss per share                            $          (0.07)  $           (0.03)
                                                          =================  ==================





















                             See accompanying notes.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                    Since August
                                                                                                      4, 1998
                                                                 For the Three Months Ended         Inception of
                                                                          June 30,                  Development
                                                            ------------------------------------
                                                                  2002               2001              Stage
                                                            ----------------- ------------------ ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                    $         (45,515)$          (13,809)$         (299,301)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                        1,211                  -              2,227
    Issuance of Stock for Expenses                                          -                  -              4,999
    Issuance of Stock for Interest on Note Payable                          -                  -              8,996
    Interest on Notes Payable
         Converted to Contributed Capital                               5,788              1,719             23,450
    Write Down of Patent Pending                                            -                  -              8,615
Change in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                             4,074              2,090             38,708
                                                            ----------------- ------------------ ------------------
Net Cash Used in operating activities                                 (34,442)           (10,000)          (212,306)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets                                               (5,656)                 -            (36,156)
Purchase of Patent                                                          -             (7,000)            (8,614)
                                                            ----------------- ------------------ ------------------
  Net Cash Used by investing activities                                (5,656)            (7,000)           (44,770)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Notes Payable                                            40,098             17,000            257,076
                                                            ----------------- ------------------ ------------------
  Net Cash Provided by  Financing Activities                           40,098             17,000            257,076
                                                            ----------------- ------------------ ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                 -                  -                  -
Cash and Cash Equivalents
  at Beginning of Period                                                    -                  -                  -
                                                            ----------------- ------------------ ------------------
Cash and Cash Equivalents
  at End of Period                                          $               - $                - $                -
                                                            ================= ================== ==================

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

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
-------------------------------------------------
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


























                             See accompanying notes.

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $45,000 for the three months ended June 30, 2002, $14,000 for the three months ended June 30, 2001, and $299,000 since the inception of development stage. The Company also has a working capital deficit of approximately $296,000 and $252,000 as of June 30, 2002 and March 31, 2002, respectively. The Company will require additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                                 For the Three Months Ended June 30, 2002
Basic Loss per Share
Loss to common shareholders                             $          (45,515)             700,000  $           (0.07)
                                                        ==================  ===================  ==================

                                                                 For the Three Months Ended June 30, 2001
Basic Loss per Share
Loss to common shareholders                             $          (13,809)             500,000  $           (0.03)
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

NOTE 3 - INCOME TAXES

         As of June 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $299,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

         During the year ended March 31, 2002, the Company filed patent applications covering certain technology related to "Vaporcarb". Vaporcarb is a fuel saving device that is designed to replace current fuel injection and carburetion units on gas combustion automobiles. Vaporcarb is currently under development. The total amount of the patent applications as of June 30, 2002 is $8,614. The cost of these patent applications was written off as an expense in the Statement of Operations as of March 31, 2002.

NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company pays an officer $10,000 per month for rent of research and development facilities and research and development consulting.

Item 2. Management's discussion and analysis of financial conditions and results of operations.

The following is management's discussion of the Company's plan of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002.

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

Bushnell Engineering, Inc. continues its current research and development of Vaporcarb for a monthly fee of $10,000 for rent and consulting. There is no written agreement memorializing this arrangement. Additional research and development expenses are primarily related to the purchase of equipment to support Bushnell Engineering, Inc.'s efforts. For the quarter ended June 30, 2002, our research and development expenses were $31,555 compared to $10,000 for the quarter ended June 30, 2001.

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

Our sole source of funding our operations has been loans from our directors and shareholders. These loans are payable upon demand.

         Amount                     Lender
         $ 182,500                  Floyd Hambelton
         $  70,994                  Suki Family Trust
         $   3,582                  Gary Van Norman

Even at our low level of expenses, we estimate that we will need an additional $250,000 to continue research and development of our production model by spring 2003. We currently have no readily available sources of additional funds. If we are not able to raise additional funds or if one of our lenders calls an outstanding note due, we will be forced to terminate our research and development.

Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10- QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

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

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

         3        Articles of Incorporation (1)

         3.2      Bylaws (1)

         3.1      Amended Articles of Incorporation (1)

         3.3      Amended Articles of Incorporation (2)

         3.4      Amended Bylaws (2)

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K.

On April 26, 2002, the Company filed and a Form 8-K/A which included the required financial statements.

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

January 13, 2004