Form 10QSB/A
period 2002-12-31
VAPOR FUEL TECHNOLOGIES INC
filed 2004-01-14
CIK 1105293

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 1

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2002
                                                --------------------

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


                                       APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: February 6, 2003 700,000
                                                  -----------------------------

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                 Unaudited
                                                                                December 31,         March 31,
                                                                                    2002                2002
                                                                             ------------------  ------------------
ASSETS:
Fixed Assets
   Equipment                                                                 $           14,156  $            8,500
   Leasehold Improvements                                                                22,000              22,000
   Accumulated Depreciation                                                              (4,649)             (1,016)
                                                                             ------------------  ------------------
     Net Fixed Assets                                                                    31,507              29,484

       Total Assets                                                          $           31,507  $           29,484
                                                                             ==================  ==================

Liabilities:
   Notes Payable                                                             $          333,690  $          216,978
   Accounts Payable                                                                      50,294              34,634
                                                                             ------------------  ------------------

       Total Liabilities                                                                383,984             251,612
                                                                             ------------------  ------------------

Stockholders' Equity:
  Preferred Stock, par value $.001,
    Authorized 10,000,000 shares,
    -0- Shares Issued at December 31, 2002
    and March 31, 2002                                                                        -                   -
  Common Stock, par value $.005,
    Authorized 20,000,000 shares
    700,000 Shares Issued at December 31, 2002
    and March 31, 2002                                                                    3,500               3,500
  Contributed Capital                                                                    48,899              28,158
  Deficit Accumulated During the
    Development Stage                                                                  (404,876)           (253,786)
                                                                             ------------------  ------------------

       Total Stockholders' Equity                                                      (352,477)           (222,128)
                                                                             ------------------  ------------------

       Total Liabilities and
         Stockholders' Equity                                                $           31,507  $           29,484
                                                                             ==================  ==================


                             See accompanying notes.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                     Cumulative
                                                                                                    since August
                                                                                                       4, 1998
                                          For the three months           For the nine months        inception of
                                           ended December 31,            ended December 31,          development
                                      ----------------------------  -----------------------------
                                           2002          2001            2002           2001            stage
                                      -------------- -------------  -------------- -------------- -----------------
Revenues:                             $            - $           -  $            - $            - $               -

Expenses:
  Research & Development                      32,908        35,000          95,673         87,452           264,619
  General & Administrative                    18,248        16,505          34,675         19,120            98,469
                                      -------------- -------------  -------------- -------------- -----------------

Operating Income (Loss)                      (51,156)      (51,505)       (130,348)      (106,572)         (363,088)
                                      -------------- -------------  -------------- -------------- -----------------

Other Income (Expense)
  Interest                                    (8,112)       (3,191)        (20,742)        (7,298)          (41,788)
                                      -------------- -------------  -------------- -------------- -----------------

  Net Income (Loss)                   $      (59,268)$     (54,696) $     (151,090)$     (113,870)$        (404,876)
                                      ============== =============  ============== ============== =================

Basic & Diluted loss per share        $       (0.08) $      (0.11)  $       (0.22) $       (0.23)
                                      ============== =============  ============== ==============




















                             See accompanying notes

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                    Since August
                                                                                                      4, 1998
                                                                 For the Nine Months Ended          Inception of
                                                                        December 31,                Development
                                                            ------------------------------------
                                                                  2002               2001              Stage
                                                            ----------------- ------------------ ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                    $        (151,090)$         (113,870)$         (404,876)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                        3,633                  -              4,649
    Issuance of Stock for Expenses                                          -                  -              4,999
    Issuance of Stock for Interest on Note Payable                          -                  -              8,996
    Imputed Interest Converted to Contributed
       Capital                                                         20,742              9,463             38,404
    Write Down of Patent Pending                                          235                  -              8,850
Change in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                            15,659             16,955             50,294
                                                            ----------------- ------------------ ------------------

Net Cash Used in operating activities                                (110,821)           (87,452)          (288,684)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets                                               (5,656)                 -            (36,156)
Purchase of Patent                                                       (235)            (7,000)            (8,850)
                                                            ----------------- ------------------ ------------------

  Net cash provided by investing activities                            (5,891)            (7,000)           (45,006)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Notes Payable                                           116,712             94,452            333,690
                                                            ----------------- ------------------ ------------------
Net Cash Provided by
  Financing Activities                                                116,712             94,452            333,690
                                                            ----------------- ------------------ ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                 -                  -                  -
Cash and Cash Equivalents
  at Beginning of Period                                                    -                  -                  -
                                                            ----------------- ------------------ ------------------
Cash and Cash Equivalents
  at End of Period                                          $               - $                - $                -
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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $151,000 for the nine months ended December 31, 2002, $114,000 for the nine months ended December 31, 2001, and $405,000 since the inception of development stage. The Company also has a working capital deficit of approximately $384,000 and $252,000 as of December 31, 2002 and March 31, 2002, respectively. The Company will require additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                               For the Three Months Ended December 31, 2002
Basic Loss per Share
Loss to common shareholders                             $          (59,268)             700,000  $           (0.08)
                                                        ==================  ===================  ==================

                                                               For the Three Months Ended December 31, 2001
Basic Loss per Share
Loss to common shareholders                             $          (54,696)             500,000  $           (0.11)
                                                        ==================  ===================  ==================

                                                                For the Nine Months Ended December 31, 2002
Basic Loss per Share
Loss to common shareholders                             $         (151,090)             700,000  $           (0.22)
                                                        ==================  ===================  ==================

                                                                For the Nine Months Ended December 31, 2001
Basic Loss per Share
Loss to common shareholders                             $         (113,870)             500,000  $           (0.23)
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

NOTE 3 - INCOME TAXES

         As of December 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $405,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

All our other expenses are aggregated under the heading "General and Administrative". These expenses were $18,248 for the quarter ended December 31, 2002 compared to $16,505 for the quarter ended December 31, 2001. These expenses were primarily related to professional services required to meeting periodic reporting requirements.

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