Form 10KSB
period 2003-03-31
VAPOR FUEL TECHNOLOGIES INC
filed 2004-01-14
CIK 1105293

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: March 31, 2003

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                       To
                              -----------------------    -----------------------


Commission file number         000-29535
                       ---------------------------------------------------------

                          Vapor Fuel Technologies, Inc.
                 (Name of small business issuer in its charter)

          Nevada                                                86-0972560
------------------------------                              --------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)


                 25023 S. Beeson Road, Beavercreek, Oregon 97004
                 -----------------------------------------------
               (Address of principal executive offices) (zip code)


Issuer's telephone number                               (503) 632-1570
                                                       ---------------


Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act:

                          Common Stock Par Value $0.005
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    ------     ---------

                                                                 Total pages: 19
                                                                            ----
                                                          Exhibit Index Page: 17
                                                                           -----

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.        $0
                                                                     ---

         The aggregate market value of Common Stock held by non-affiliates is $0 as of January 1, 2004. As of January 1, 2004, 700,000 shares of $.005 par value Common Stock were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):
NONE

         Transitional  Small Business  Disclosure Format (check one): Yes ; No X

                                TABLE OF CONTENTS

Item Number and Caption                                                                                       Page
PART I

Item 1.     Description of Business 4

Item 2.     Description of Property                                                                               6

Item 3.     Legal Proceedings                                                                                     6

Item 4.     Submission of Matters to a Vote of Security Holders                                                   7


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters                                              7

Item 6.     Management's Discussion and Analysis or Plan of Operations                                            7

Item 7.     Financial Statements                                                                                 13

Item 8.     Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure                                                                            13

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act                                                13

Item 10.   Executive Compensation                                                                                14

Item 11.   Security Ownership of Certain Beneficial Owners and Management                                        15

Item 12.   Certain Relationships and Related Transactions                                                        16

Item 13.   Exhibits and Reports on Form 8-K                                                                      17

Item 14.   Controls and Procedures                                                                               18

                                     PART I



                         ITEM 1 DESCRIPTION OF BUSINESS


Summary of Our Business Prior to the Merger

         Unless the context requires otherwise, all references to "we," "our," or "us" or the "Company" are to Vapor Fuel Technologies, Inc., originally incorporated in the State of Nevada in 1997 as Achievement Investments.

         Since our incorporation and until our recent merger with VFT, Inc. ("VFT"), we had not engaged in any operations other than organizational matters. We were formed specifically to be a "blank check" or "clean public shell" corporation with the purpose of either merging with or acquiring an operating company with operations. We were an inactive publicly registered shell corporation and had no significant assets or operations until we merged with VFT. We have not been involved in any litigation nor have we had any regulatory problems or business failures. We are not traded on any public market and have never paid dividends. As of January 1, 2004, we had 31 shareholders of record.

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

         On the effective date of the merger, we issued each shareholder of VFT approximately 45.454 shares of our post reverse stock split common stock for each share of VFT common stock that the shareholder owned, for a total of 500,000 shares. The merger was recorded as a recapitalization. After the merger, our original shareholders own 29 percent of us and the former VFT shareholders own 71 percent of our issued and outstanding common stock. In connection with the merger, we changed our name to Vapor Fuel Technologies, Inc.

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

         If our product testing is successful, we will seek out customers and distribution channels for the Vaporcarb and hope to sell the Vaporcarb for a price to be established, however, our manufacturing costs of production are estimated at between $60 - $90 per unit in volume. We hope to have a production model of the Vaporcarb available by the end of 2004. However, when we complete our research and begin production depends significantly upon our test results and our ability to continue to fund testing, both of which are unpredictable.

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

         IP and other assets. On November 6, 2001 we filed a patent application for Vaporcarb with the United States Patent and Trademark Office. The United States Patent and Trademark Office has issued a notice of allowance. We filed a second patent application in August of 2003. We estimate we will be responding to inquiries from a United States Patent and Trademark Office examiner for the next 24 to 30 months before a patent is issued, if at all.

         Facilities. We were previously working out of the offices of our director and chief executive officer C. Thomas Davis. We recently moved to a new 2,500 square foot location at 25023 Beeson, Beaver Creek, Oregon 97004. We pay $2,500 per month for this space. This property is owned by our director Raymond
B. Bushnell. There is no written agreement memorializing this agreement.

         Employees. As of March 31, 2003, we had no employees. All services in developing and testing the Vaporcarb have been either paid through issuance of our common stock to Bushnell Engineering, Inc., a company owned by our director Raymond Bushnell, or conducted by Bushnell Engineering, Inc. on a contract basis for a monthly fee of $7,500 per month.

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


                         ITEM 2 DESCRIPTION OF PROPERTY


         Our principal corporate offices are at 25023 Beeson, Beaver Creek, Oregon 97004. We pay $2,500 per month for approximately 2,500 square feet of space. This property is owned by our director Raymond B. Bushnell. There is no written agreement memorializing this agreement.



                            ITEM 3 LEGAL PROCEEDINGS


         There are no pending legal proceedings to which we are a party.

                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


         There were no matters submitted to a vote of shareholders.


                                     PART II



                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS


Market Information

         There is no public trading market for our common stock. Our valuation of our per share price is an estimation based on private placements to insiders in March of 2001.

Holders

         As of January 1, 2004, 700,000 shares of common stock were by 31 persons of record.

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



                   ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

         Expenses and Net Loss. The Company has no employees and leases its space from one of the members of its Board of Directors. To date, the Company's primary operations have been the research and development of its product, Vaporcarb. Therefore, substantially all of our expenses are related to the purchase of product materials and cost of testing the Vaporcarb. The Company classifies all expenses related to research and development as "Research and Development Expenses" and all other expenses as "General and Administrative Expenses." Our research and development expenses rose from approximately $124,000 in fiscal 2002 to $127,000 in fiscal 2003. At the same time, our administrative expenses rose from approximately $47,000 to $56,000 in connection with the subsequent legal and accounting costs related to regular public reporting requirements and the registration of our shares. Interest expense increased from approximately $12,000 in fiscal 2002 to $29,000 in fiscal 2003. This increase is due to increased borrowing. We have funded most of our increased expenses through additional borrowing from our directors. See "-Liquidity and Capital Resources."

         For  the  fiscal  year  ended  March  31,   2003,   our  net  loss  was
approximately $212,000, a rise from $184,000 in fiscal 2002. The net loss reflects the costs associated with research and development, administrative costs associated with compliance with public company reporting and imputed interest expense on the demand notes owed to directors.

         Liquidity and Capital Resources. As of March 31, 2003, we had no cash for operations and had outstanding $368,189 in demand promissory notes to our directors. To date, the lack of cash has not prevented the Company from its research and development of the Vaporcarb. Bushnell Engineering, Inc., a company owned by one of our directors, provided initial research and testing services to us in exchange for shares of our common stock and has continued to provide research and development services for a monthly fee of $7,500. At the current level of funding through borrowings from affiliates and if Bushnell continues to provide research and testing services on the same basis, we expect that it will take at least another six months before the Vaporcarb has completed laboratory testing. We also expect to need to hire consultants to assist it in regulatory issues, sales and marketing Vaporcarb.

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

         The Company has funded its operations strictly through the issuance of privately placed equity and borrowings from its directors. As of March 31, 2003, the Company owed its directors and shareholders an aggregate of $368,189 in demand notes. The Company has operated at a loss since its inception. It currently has no means to repay the notes. If the noteholders were to call the notes, the Company would be required to raise funds from third parties or liquidate its operations. Currently, the Company has no line of credit and has received no assurances from third parties that such funds will be available if needed.

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

         Even if a market for our shares eventually develops, the market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

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


                           ITEM 7 FINANCIAL STATEMENTS


         The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.



              ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


         There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.


                                    PART III


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT


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

Director's   Name                Age                           Position


C. Thomas Davis                   51                         Director/CEO
Raymond B. Bushnell               45                         Director/President
Floyd Hambelton                   75                         Director
Larry Chace                       66                         Secretary/Treasurer

         Messrs. Davis, Bushnell, Hambelton and Chace became officers and/or directors of the Company on February 12, 2002 following the effectiveness of the merger of VFT into the Company.

C. Thomas Davis - Mr. Davis has been a practicing attorney with a general practice since 1982. Mr. Davis earned his juris doctorate from Northwestern School of Law in 1981 and a Master of Education in 1975. Prior to practicing law, Mr. Davis was a secondary school teacher. He has been a director and the chief executive officer of Vapor Fuel Technologies, Inc. since February 12, 2002.

Raymond B. Bushnell - Mr. Bushnell is the president and chief designer of Bushnell Engineering, Inc., a company that designs industrial and consumer products. Mr. Bushnell has served in that capacity since 1991. Prior to working at Bushnell Engineering, Inc., Mr. Bushnell was the director of research and development for Southern Steel Company, a subsidiary of Phelps Tionton, from 1988 to 1991, during which he oversaw the design and engineering of electronic, electro-mechanical, hydraulic and pneumatic engineered devices. Mr. Bushnell has been a director and the president of Vapor Fuel Technologies, Inc. since February 12, 2002.

Floyd Hambelton - Mr. Hambelton is a major shareholder and the operator of Hambelton Bros. Lumber Co., a lumber manufacturer located in Washougal, Washington. Mr. Hambelton has served in that capacity since 1971. Mr. Hambelton served as a director and as the secretary and treasurer of VFT, Inc. from March 1, 2001 to February 12, 2002, when it merged into Vapor Fuel Technologies, Inc. Following the merger, Mr. Hambelton has served as a director of Vapor Fuel Technologies, Inc.

Larry Chace - Mr. Chace is the Director of sales and marketing at Chemtek, Inc. and has served in that capacity since 1996. Prior to working at Chemtek, Inc., Mr. Chace was a self-employed investment relations consultant who worked as an independent contractor to Canadian corporations from 1985 through 1996. Mr. Chace served as a director of VFT, Inc. from March 1, 2001 until its merger with Vapor Fuel Technologies, Inc. on February 12, 2002. Following the merger, Mr. Chace has served as the secretary and treasurer of Vapor Fuel Technologies, Inc.



                         ITEM 10 EXECUTIVE COMPENSATION


         For the three year periods ended March 31, 2003, 2002 and 2001, none of the directors or officers received any compensation for their services as directors or officers of the Company. The Company does not pay director fees nor reimburse directors for out-of-pocket expenses related to their services as directors.

         None of the officers have written or oral employment contracts with the Company.



                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

         The following table sets forth, as of January 1, 2004, the number and percentage of the 700,000 outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than 5% of such stock,
(b) each director of the Company, and (c) all our directors and executive officers as a group.

                                       # of
Name and Address                     Shares
of Beneficial Owners                  Owned                      Percent
Directors

Principal Shareholders

Raymond B. Bushnell (1)                45,454                             6.5%

Bruce Langston (1)                    250,000                            35.7%

Suki Family Trust (1)(2)               45,454                             6.5%

Daniel Hodges
Lloyd Craig, LLC.
11601 E. Lusitano Place
Tucson, AZ 85748                      160,000                            22.9%


Floyd Hambelton (1)                   113,638                            16.2%

Gary Van Norman (1)                    45,454                             6.5%

All Executive Officers and

Directors as a Group (4
persons)                              159,092                             22.7%


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




             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Our business operations to date have been solely the research and development of our product, the Vaporcarb. We have no other operations and, in particular, no revenue from operations to support our research. We have funded all of our research by the payment of common stock for research services and the borrowing of funds from our shareholders and directors.

         As of March 31, 2003, we had borrowed $368,189 from the following directors and shareholders in non-interest bearing demand notes:

         Floyd Hambelton                    $234,069
         Suki Family Trust                  $130,538
         Gary Van Norman                    $    3,582

         We are renting our current office space at 25023 S. Beeson Road, Beavercreek, Oregon 97004 from Raymond B. Bushnell, our president and a director, for $2,500 per month. Bushnell Engineering, Inc., which is owned by Mr. Bushnell, completed initial testing of our product in consideration for shares of VFT, Inc. common stock. On March 1, 2001, we issued Mr. Bushnell the shares of VFT, Inc. that, upon our February 12, 2002 merger, converted into 45,454 shares of our $.005 Common Stock. Since March 2001, Bushnell Engineering, Inc. has continued testing and development of our product for a fee of $7,500 per month.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


      (a) The following documents are filed as part of this report.

1.     Financial Statements

                                                                                                               Page

Report of Robison, Hill & Co., Independent Certified Public Accountants.........................................F-1
Balance Sheets
  March 31, 2003, and 2002......................................................................................F-2
Statements of Loss
  For the Years Ended March 31, 2003, and 2002..................................................................F-3
Statement of Stockholders' Equity
  From August 4, 1998 (inception) to March 31, 2003.............................................................F-4
Statements of Cash Flows
  For the Years Ended March 31, 2003, and 2002..................................................................F-6
Notes to Financial Statements
  March 31, 2003, and 2002......................................................................................F-8


2.     Financial Statement Schedules

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.     Exhibits

         The following exhibits are included as part of this report:

Exhibit
Number           Title of Document

2.1 Merger Agreement among Registrant, VFT, Inc., an Oregon Corporation, and its shareholders. (1)

3.1 Amended and Restated Articles of Incorporation of Registrant, ,dated February 12, 2002 (1)

3.2      Amended and Restated By-laws of Registrant (1)

31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

         (1) Incorporated herein by reference from Registrant's Form 8-K, dated February 19, 2002.


         There were no reports filed on Form 8-K during the year ended March 31, 2003.



                        ITEM 14. CONTROLS AND PROCEDURES


         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          VAPOR FUEL TECHNOLOGIES, INC.

Dated: January 13, 2004                 By  /S/     C. Thomas Davis
                                        ----------------------------------------
                                        C. Thomas Davis
                                        Chief Executive Officer
                                        (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13th day of January 2004.

Signatures                               Title

/S/     C. Thomas Davis
-----------------------------
C. Thomas Davis                          C.E.O., Director
                                         (Principal Executive Officer)


/S/     Raymond B. Bushnell
-----------------------------
Raymond B. Bushnell                      President, Director


/S/     Floyd Hambelton
Floyd Hambelton                          Director


/S/     Larry Chace
Larry Chace                         Secretary, Treasurer
                                    (Principal Financial and Accounting Officer)

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                             MARCH 31, 2003 AND 2002

                                    CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheets
  March 31, 2003 and 2002..................................................................................F - 2

Statements of Operations
  For the Years Ended March 31, 2003 and 2002..............................................................F - 3

Statement of Stockholders' Equity
  Since August 4, 1998 (inception) to March 31, 2003.......................................................F - 4

Statements of Cash Flows
  For the Years Ended March 31, 2003 and 2002..............................................................F - 6

Notes to Financial Statements..............................................................................F - 8

                          INDEPENDENT AUDITOR'S REPORT



Vapor Fuel Technologies, Inc.
(A Development Stage Company)

         We have audited the accompanying balance sheets of Vapor Fuel Technologies (a development stage company) as of March 31, 2003 and 2002, and the related statements of operations and cash flows for the two years ended March 31, 2003, and the statement of stockholders' equity for the period from August 4, 1998 (inception) to March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vapor Fuel Technologies (a development stage company) as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the two years ended March 31, 2003, and its statement of stockholders' equity for the period from August 4, 1998 (inception) to March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

                                                    Respectfully submitted


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
November 21, 2003

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                      March 31,           March 31,
                                                                 -------------------  ------------------
                                                                        2003                 2002
                                                                 -------------------  ------------------

ASSETS:
Fixed Assets
   Equipment                                                     $            14,156  $            8,500
   Leasehold Improvements                                                     22,000              22,000
   Accumulated Depreciation                                                   (5,859)             (1,016)
                                                                 -------------------  ------------------
      Net Fixed Assets                                                        30,297              29,484
                                                                 -------------------  ------------------

        Total Assets                                             $            30,297  $           29,484
                                                                 ===================  ==================

LIABILITIES:
  Related Party Payable                                          $           368,189  $          216,978
  Accounts Payable                                                            66,899              34,634
                                                                 -------------------  ------------------

        Total Liabilities                                                    435,088             251,612
                                                                 -------------------  ------------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.001,
    Authorized 10,000,000 shares,
    -0- Shares Issued at March 31, 2003 and 2002                                   -                   -
  Common Stock, par value $.005,
    Authorized 20,000,000 shares,
    700,000 Shares Issued at March 31, 2003,
    and 500,000 at March 31, 2002                                              3,500               3,500
  Additional Paid-In Capital                                                  57,562              28,158
  Deficit Accumulated During the
      Development Stage                                                     (465,853)           (253,786)
                                                                 -------------------  ------------------

        Total Stockholders' Equity                                          (404,791)           (222,128)
                                                                 -------------------  ------------------

        Total Liabilities and
          Stockholders' Equity                                   $            30,297  $           29,484
                                                                 ===================  ==================

         The accompanying notes are an integral part of these financial statements.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                                   Cumulative
                                                                                  since August
                                                                                     4, 1998
                                                 For the year ended               inception of
                                                      March 31,                    development
                                        -------------------------------------
                                               2003               2002                stage
                                        ------------------  -----------------   -----------------
Revenues:                               $                -  $               -   $               -

Expenses:
  Research & Development                           126,884            124,494             295,830
  General & Administrative                          55,779             47,172             119,573
                                        ------------------  -----------------   -----------------

Operating Income (Loss)                           (182,663)          (171,666)           (415,403)
                                        ------------------  -----------------   -----------------

Other Income (Expense)
  Interest                                         (29,404)           (12,050)            (50,450)
                                        ------------------  -----------------   -----------------

  Net Income (Loss)                     $         (212,067) $        (183,716)  $        (465,853)
                                        ==================  =================   =================

Basic & Diluted loss per share          $           (0.30)  $          (0.35)
                                        ==================  =================

Weighted Average Shares                            700,000            526,301
                                        ==================  =================












         The accompanying notes are an integral part of these financial statements.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE AUGUST 4, 1998 (INCEPTION) TO MARCH 31, 2003

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                                          Since
                                                                                                                         August 4,
                                                                                                                            1998
                                                                                                         Additional     Inception of
                                                     Preferred Stock              Common Stock             Paid-In       Development
                                                   Shares        Value         Shares         Value        Capital         Stage
                                                 -----------   -----------   -----------   -----------   -----------    -----------
Balance at August 4, 1998 (inception)                   --     $      --            --     $      --     $      --      $      --

Net Loss                                                --            --            --            --            --             --
                                                 -----------   -----------   -----------   -----------   -----------    -----------
Balance at March 31, 1999                               --            --            --            --            --             --

Net Loss                                                --            --            --            --            --          (35,101)
                                                 -----------   -----------   -----------   -----------   -----------    -----------
Balance at March 31, 2000                               --            --            --            --            --          (35,101)

March 1, 2001 Shares Granted for
    Payment of Accounts Payable and
    Payment for Patent                                  --            --         340,000         1,700          (700)          --

March 31, 2001 Shares Issued for
    Research & Development Expense                      --            --          45,000           225         3,775           --

March 31, 2001 Shares Granted for
   Payment of Interest on Note Payable                  --            --         115,000           575         8,421           --

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE AUGUST 4, 1998 (INCEPTION) TO MARCH 31, 2003
                                   (Continued)

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                                          Since
                                                                                                                         August 4,
                                                                                                                            1998
                                                                                                         Additional     Inception of
                                                     Preferred Stock              Common Stock             Paid-In       Development
                                                   Shares        Value         Shares         Value        Capital         Stage
                                                 -----------   -----------   -----------   -----------   -----------    -----------
Net Loss                                                 --     $      --            --     $      --     $      --     $   (34,969)
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance at March 31, 2001                                --            --         500,000         2,500        11,496       (70,070)

February 12, 2002 Shares Issued
     In Merger                                           --            --         200,000         1,000        16,662          --
Net Loss                                                 --            --            --            --            --        (183,716)
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance at March 31, 2002                                --            --         700,000         3,500        28,158      (253,786)

Interest Expense Converted to
   Paid-In Capital                                       --            --            --            --          29,404          --
Net Loss                                                 --            --            --            --            --        (212,067)
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance at March 31, 2003                                --     $      --         700,000   $     3,500   $    57,562   $  (465,853)
                                                  ===========   ===========   ===========   ===========   ===========   ===========

         The accompanying notes are an integral part of these financial statements.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                       Cumulative
                                                                                                      Since August
                                                                                                         4, 1998
                                                                      For the years ended             Inception of
                                                                           March 31,                   Development
                                                              ------------------------------------
                                                                     2003              2002               Stage
                                                              ------------------ ----------------- -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                      $         (212,067)$        (183,716)$          (465,853)
Adjustments to reconcile net loss to net
cash used in operating activities:
    Depreciation Expense                                                   4,843             1,016               5,859
    Issuance of Stock for Expenses                                             -                 -               4,999
    Issuance of Stock for Interest on Note Payable                             -                 -               8,996
    Interest Expense on Related Party Payables
          Converted to Contributed Capital                                29,404            17,662              47,067
Change in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                               32,265            34,560              66,899
    Accrued Interest on Notes Payable                                          -                 -                   -
                                                              ------------------ ----------------- -------------------

Net Cash Used in Operating Activities                                   (145,555)         (130,478)           (332,033)
                                                              ------------------ ----------------- -------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets                                                  (5,656)          (30,500)            (36,156)
                                                              ------------------ ----------------- -------------------
Net cash provided by Investing Activities                                 (5,656)          (30,500)            (36,156)
                                                              ------------------ ----------------- -------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Related Party Payables                                     151,211           160,978             368,189
                                                              ------------------ ----------------- -------------------
Net Cash Provided by Financing Activities                                151,211           160,978             368,189
                                                              ------------------ ----------------- -------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                    -                 -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                       -                 -                   -
                                                              ------------------ ----------------- -------------------
Cash and Cash Equivalents
  at End of Period                                            $                - $               - $                 -
                                                              ================== ================= ===================


                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                                       Cumulative
                                                                                                      Since August
                                                                                                         4, 1998
                                                                      For the years ended             Inception of
                                                                           March 31,                   Development
                                                              ------------------------------------
                                                                    2003               2002               Stage
                                                              -----------------  ----------------- -------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------
Cash paid during the year for:
  Interest                                                    $                - $               - $                 -
  Franchise and income taxes                                  $                - $               - $                 -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Stock Issued for Patent                                       $                - $               1 $                 1






















         The accompanying notes are an integral part of these financial statements.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $212,000 for the year ended March 31, 2003, $184,000 for the year ended March 31, 2002, and $466,000 since the inception of development stage. The Company also has a working capital deficit of approximately $435,000 and $252,000 as of March 31, 2003 and 2002, respectively. The Company will require additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

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

         The merger was recorded as a recapitalization. In connection with this recapitalization, the number of shares outstanding prior to the merger have been restated to their post merger equivalents (increased from 11,000 shares to 500,000). All references in the accompanying financial statements to the number of Common shares and per-share amounts for 2003 and 2002 have been restated to reflect the equivalent number of post merger shares.

Nature of Business

         The Company has no products or services as of March 31, 2003. The Company was organized as a vehicle to research and develop alternative fuel systems and fuel efficiency enhancement systems for the internal combustion engine.

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

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the 2003 presentation.

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                                     For the year ended March 31, 2003
Basic Loss per Share
Loss to common shareholders                             $         (212,067)             700,000  $           (0.30)
                                                        ==================  ===================  ==================

                                                                     For the year ended March 31, 2002
Basic Loss per Share
Loss to common shareholders                             $         (183,716)             526,301  $           (0.35)
                                                        ==================  ===================  ==================

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         There were no outstanding common stock equivalents at March 31, 2003 and 2002.

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

NOTE 3 - INCOME TAXES

         As of March 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $466,000 that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 4 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 5 - COMMITMENTS

         As of March 31, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6- RELATED PARTY PAYABLES

         The Company has borrowed money from shareholders in order to pay various expenses. Per the promissory note, amounts due to the shareholder are non-interest bearing, unsecured and payable at anytime the shareholder desires. For purposes of these financial statements interest has been calculated at an imputed interest rate of 10 percent for the years ending March 31, 2003 and 2002. As of March 31, 2003, the Company owes $368,189 relating to these notes.

NOTE 7 - RELATED PARTY TRANSACTIONS

         The Company pays an officer $10,000 per month for rent of research and development facilities and research and development consulting.

NOTE 8 - PATENTS PENDING

         During the year ended March 31, 2001, the Company acquired a patent in exchange for 5,500 shares of common stock. This patent is for a vapor system of fuel efficiency in an internal combustion engine.

         During the year ended March 31, 2002, the Company filed patent applications covering certain technology related to "Vaporcarb". Vaporcarb is a fuel saving device that is designed to replace current fuel injection and carburetion units on gas combustion automobiles. Vaporcarb is currently under development. The total cost of the patent applications as of March 31, 2002 is $8,614. The cost of these patent applications has been recorded as an expense in the accompanying Statement of Operations as of March 31, 2002.