Form 10QSB
period 2003-06-30
VAPOR FUEL TECHNOLOGIES INC
filed 2004-01-14
CIK 1105293

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003
                                                 ----------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 1, 2003 700,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Vapor Fuel Technologies, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Vapor Fuel Technologies, Inc. (a development stage company) as of June 30, 2003, and the related statements of operations and cash flows for the three months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Vapor Fuel Technologies, Inc. (a development stage company) as of March 31, 2003, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated November 21, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

         Note 1 of the Company's audited financial statements as of March 31, 2003, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at March 31, 2003. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matter in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of June 30, 2003, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at June 30, 2003. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
December 1, 2003

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                 Unaudited
                                                                                  June 30,           March 31,
                                                                                    2003                2003
                                                                             ------------------  ------------------
ASSETS:
Fixed Assets
   Equipment                                                                 $           14,156  $           14,156
   Leasehold Improvements                                                                22,000              22,000
   Accumulated Depreciation                                                              (7,117)             (5,859)
                                                                             ------------------  ------------------
     Net Fixed Assets                                                                    29,039              30,297
                                                                             ------------------  ------------------

       Total Assets                                                          $           29,039  $           30,297
                                                                             ==================  ==================

Liabilities:
   Related Party Payables                                                    $          399,647  $          368,189
   Accounts Payable                                                                      67,994              66,899
                                                                             ------------------  ------------------

       Total Liabilities                                                                467,641             435,088
                                                                             ------------------  ------------------

Stockholders' Equity:
  Preferred Stock, par value $.001,
    Authorized 10,000,000 shares,
    -0- Shares Issued at June 30, 2003
    and March 31, 2003                                                                        -                   -
  Common Stock, par value $.005,
    Authorized 20,000,000 shares
    700,000 Shares Issued at June 30, 2003
    and March 31, 2003                                                                    3,500               3,500
  Contributed Capital                                                                    67,265              57,562
  Deficit Accumulated During the
    Development Stage                                                                  (509,367)           (465,853)
                                                                             ------------------  ------------------

       Total Stockholders' Equity                                                      (438,602)           (404,791)
                                                                             ------------------  ------------------

       Total Liabilities and
         Stockholders' Equity                                                $           29,039  $           30,297
                                                                             ==================  ==================




                             See accompanying notes.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                    Unaudited

                                                                                                     Cumulative
                                                                                                    since August
                                                                                                      4, 1998
                                                               For the Three Months Ended           inception of
                                                                        June 30,                    development
                                                          -------------------------------------
                                                                2003                2002               stage
                                                          -----------------  ------------------  ------------------
Revenues:                                                 $               -  $                -  $                -

Expenses:
  Research & Development                                             31,258              31,555             327,088
  General & Administrative                                            2,553               8,172             122,126
                                                          -----------------  ------------------  ------------------

Operating Income (Loss)                                             (33,811)            (39,727)           (449,214)
                                                          -----------------  ------------------  ------------------

Other Income (Expense)
  Interest                                                           (9,703)             (5,788)            (60,153)
                                                          -----------------  ------------------  ------------------

  Net Income (Loss)                                       $         (43,514) $          (45,515) $         (509,367)
                                                          =================  ==================  ==================

Basic & Diluted loss per share                            $          (0.06)  $           (0.07)
                                                          =================  ==================

Weighted Average Shares                                             700,000             700,000
                                                          =================  ==================



















                             See accompanying notes.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                    Since August
                                                                                                      4, 1998
                                                                 For the Three Months Ended         Inception of
                                                                          June 30,                  Development
                                                            ------------------------------------
                                                                  2003               2002              Stage
                                                            ----------------- ------------------ ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                    $         (43,514)$          (45,515)$         (509,367)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                        1,258              1,211              7,117
    Issuance of Stock for Expenses                                          -                  -              4,999
    Issuance of Stock for Interest on Note Payable                          -                  -              8,996
    Interest on Related Party Payables
         Converted to Contributed Capital                               9,703              5,788             56,770
Change in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                             1,095              4,074             67,994
                                                            ----------------- ------------------ ------------------
Net Cash Used in operating activities                                 (31,458)           (34,442)          (363,491)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets                                                    -             (5,656)           (36,156)
                                                            ----------------- ------------------ ------------------
  Net Cash Used by investing activities                                     -             (5,656)           (36,156)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Related Party Payables                                   31,458             40,098            399,647
                                                            ----------------- ------------------ ------------------
  Net Cash Provided by  Financing Activities                           31,458             40,098            399,647
                                                            ----------------- ------------------ ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                 -                  -                  -
Cash and Cash Equivalents
  at Beginning of Period                                                    -                  -                  -
                                                            ----------------- ------------------ ------------------
Cash and Cash Equivalents
  at End of Period                                          $               - $                - $                -
                                                            ================= ================== ==================

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                    Since August
                                                                                                      4, 1998
                                                                 For the Three Months Ended         Inception of
                                                                          June 30,                  Development
                                                            ------------------------------------
                                                                  2003               2002              Stage
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


























                             See accompanying notes.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $44,000 for the three months ended June 30, 2003, $45,000 for the three months ended June 30, 2002, and $509,000 since the inception of development stage. The Company also has a working capital deficit of approximately $468,000 and $435,000 as of June 30, 2003 and March 31, 2003, respectively. The Company will require additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

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

Nature of Business

         The Company has no products or services as of June 30, 2003. The Company was organized as a vehicle to research and develop alternative fuel systems and fuel efficiency enhancement systems for the internal combustion engine.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Vapor Fuel Technologies, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of June 30, 2003 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                                 For the Three Months Ended June 30, 2003
Basic Loss per Share
Loss to common shareholders                             $          (43,514)             700,000  $           (0.06)
                                                        ==================  ===================  ==================

                                                                 For the Three Months Ended June 30, 2002
Basic Loss per Share
Loss to common shareholders                             $          (45,515)             700,000  $           (0.07)
                                                        ==================  ===================  ==================

         There were no outstanding common stock equivalents at June 30, 2003 and 2002.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the June 30, 2003 presentation.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

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

NOTE 3 - INCOME TAXES

         As of June 30, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $509,000 that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 5 - COMMITMENTS

         As of June 30, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 6- RELATED PARTY PAYABLE

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. Per the promissory note, amounts due to the shareholder are non-interest bearing, unsecured and payable at anytime the shareholder desires. For purposes of these financial statements interest has been calculated at an imputed interest rate of 10 percent for the periods ending June 30, 2003 and March 31, 2003. As of June 30, 2003 and March 31, 2003, the Company owed $399,647 and $368,189, respectively, relating to these notes.

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

The following is management's discussion of the Company's plan of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003.

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

Bushnell Engineering, Inc. continues its current research and development of Vaporcarb for a monthly fee of $10,000 for rent and consulting. There is no written agreement memorializing this arrangement. Additional research and development expenses are primarily related to the purchase of equipment to support Bushnell Engineering, Inc.'s efforts. For the quarter ended June 30, 2003, our research and development expenses were $31,258 compared to $31,555 for the quarter ended June 30, 2002.

All our other expenses are aggregated under the heading "General and Administrative". These expenses were $2,553 for the quarter ended June 30, 2003 compared to $8,172 for the quarter ended June 30, 2002. These expenses were primarily related to professional services required to meeting periodic reporting requirements.

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

         Amount                     Lender
         $264,069                   Floyd Hambelton
         $131,996                   Suki Family Trust
         $    3,582                 Gary Van Norman

Even at our low level of expenses, we estimate that we will need an additional $250,000 to continue research and development of our production model by spring 2004. We currently have no readily available sources of additional funds. If we are not able to raise additional funds or if one of our lenders calls an outstanding note due, we will be forced to terminate our research and development.

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

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended June 30, 2003.

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