Form 10QSB
period 2003-09-30
VAPOR FUEL TECHNOLOGIES INC
filed 2004-01-14
CIK 1105293

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003
                                              ---------------------

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


         We have reviewed the accompanying balance sheets of Vapor Fuel Technologies, Inc. (a development stage company) as of September 30, 2003, and the related statements of operations for the three and six months ended September 30, 2003 and 2002, and cash flows for the six months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         Note 1 of the Company's audited financial statements as of March 31, 2003, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at March 31, 2003. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matter in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of September 30, 2003, and for the three and six months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at September 30, 2003. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
December 1, 2003

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                 Unaudited
                                                                               September 30,         March 31,
                                                                                    2003                2003
                                                                             ------------------  ------------------
ASSETS:
Fixed Assets
   Equipment                                                                 $           14,156  $           14,156
   Leasehold Improvements                                                                22,000              22,000
   Accumulated Depreciation                                                              (8,375)             (5,859)
                                                                             ------------------  ------------------
     Net Fixed Assets                                                                    27,781              30,297

       Total Assets                                                          $           27,781  $           30,297
                                                                             ==================  ==================

Liabilities:
   Related Party Payables                                                    $          432,432  $          368,189
   Accounts Payable                                                                      80,783              66,899
                                                                             ------------------  ------------------

       Total Liabilities                                                                513,215             435,088
                                                                             ------------------  ------------------

Stockholders' Equity:
  Preferred Stock, par value $.001,
    Authorized 10,000,000 shares,
    -0- Shares Issued at September 30, 2003
    and March 31, 2003                                                                        -                   -
  Common Stock, par value $.005,
    Authorized 20,000,000 shares
    700,000 Shares Issued at September 30, 2003
    and March 31, 2003                                                                    3,500               3,500
  Contributed Capital                                                                    77,690              57,562
  Deficit Accumulated During the
    Development Stage                                                                  (566,624)           (465,853)
                                                                             ------------------  ------------------

       Total Stockholders' Equity                                                      (485,434)           (404,791)
                                                                             ------------------  ------------------

       Total Liabilities and
         Stockholders' Equity                                                $           27,781  $           30,297
                                                                             ==================  ==================




                             See accompanying notes.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                    Unaudited



                                                                                                     Cumulative
                                                                                                    since August
                                                                                                      4, 1998
                                          For the three months           For the six months         inception of
                                          ended September 30,           ended September 30,         development
                                      ----------------------------  ----------------------------
                                           2003          2002            2003          2002            stage
                                      -------------- -------------  -------------- ------------- ------------------
Revenues:                             $            - $           -  $            - $           - $                -

Expenses:
  Research & Development                      31,258        31,210          62,516        62,765            358,346
  General & Administrative                    15,574         8,255          18,127        16,427            137,700
                                      -------------- -------------  -------------- ------------- ------------------

Operating Income (Loss)                      (46,832)      (39,465)        (80,643)      (79,192)          (496,046)
                                      -------------- -------------  -------------- ------------- ------------------

Other Income (Expense)
  Interest                                   (10,425)       (6,842)        (20,128)      (12,630)           (70,578)
                                      -------------- -------------  -------------- ------------- ------------------

  Net Income (Loss)                   $      (57,257)$     (46,307) $     (100,771)$     (91,822)$         (566,624)
                                      ============== =============  ============== ============= ==================

Basic & Diluted loss per share        $       (0.08) $      (0.07)  $       (0.14) $      (0.13)
                                      ============== =============  ============== =============

Weighted Average Shares                      700,000       700,000         700,000       700,000
                                      ============== =============  ============== =============














                             See accompanying notes.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                    Since August
                                                                                                      4, 1998
                                                                  For the Six Months Ended          Inception of
                                                                       September 30,                Development
                                                            ------------------------------------
                                                                  2003               2002              Stage
                                                            ----------------- ------------------ ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                    $        (100,771)$          (91,822)$         (566,624)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                        2,516              2,422              8,375
    Issuance of Stock for Expenses                                          -                  -              4,999
    Issuance of Stock for Interest on Note Payable                          -                  -              8,996
    Imputed Interest Converted to Contributed
       Capital                                                         20,128             12,630             67,195
Change in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                            13,884              5,942             80,783
                                                            ----------------- ------------------ ------------------

Net Cash Used in operating activities                                 (64,243)           (70,828)          (396,276)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets                                                    -             (5,656)           (36,156)
                                                            ----------------- ------------------ ------------------

  Net cash provided by investing activities                                 -             (5,656)           (36,156)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Related Party Payables                                   64,243             76,484            432,432
                                                            ----------------- ------------------ ------------------
Net Cash Provided by
  Financing Activities                                                 64,243             76,484            432,432
                                                            ----------------- ------------------ ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                 -                  -                  -
Cash and Cash Equivalents
  at Beginning of Period                                                    -                  -                  -
                                                            ----------------- ------------------ ------------------
Cash and Cash Equivalents
  at End of Period                                          $               - $                - $               -
                                                            ================= ================== ==================

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                    Since August
                                                                                                      4, 1998
                                                                  For the Six Months Ended          Inception of
                                                                       September 30,                Development
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


























                             See accompanying notes.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $101,000 for the six months ended September 30, 2003, $92,000 for the six months ended September 30, 2002, and $567,000 since the inception of development stage. The Company also has a working capital deficit of approximately $513,000 and $435,000 as of September 30, 2003 and March 31, 2003, respectively. The Company will require additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

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

Nature of Business

         The Company has no products or services as of September 30, 2003. The Company was organized as a vehicle to research and develop alternative fuel systems and fuel efficiency enhancement systems for the internal combustion engine.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Vapor Fuel Technologies, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of September 30, 2003 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                               For the Three Months Ended September 30, 2003
Basic Loss per Share
Loss to common shareholders                             $          (57,257)             700,000  $           (0.08)
                                                        ==================  ===================  ==================

                                                               For the Three Months Ended September 30, 2002
Basic Loss per Share
Loss to common shareholders                             $          (46,307)             700,000  $           (0.07)
                                                        ==================  ===================  ==================

                                                                For the Six Months Ended September 30, 2003

Basic Loss per Share
Loss to common shareholders                             $         (100,771)             700,000  $           (0.14)
                                                        ==================  ===================  ==================

                                                                For the Six Months Ended September 30, 2002

Basic Loss per Share
Loss to common shareholders                             $          (91,822)             700,000  $           (0.13)
                                                        ==================  ===================  ==================

     There were no outstanding common stock equivalents at September 30, 2003 and 2002.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the September 30, 2003 presentation.

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

NOTE 3 - INCOME TAXES

         As of September 30, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $567,000 that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                          VAPOR FUEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 5 - COMMITMENTS

         As of September 30, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6- RELATED PARTY PAYABLES

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. Per the promissory note, amounts due to the shareholder are non-interest bearing, unsecured and payable at anytime the shareholder desires. For purposes of these financial statements interest has been calculated at an imputed interest rate of 10 percent for the periods ending September 30, 2003 and March 31, 2003. As of September 30, 2003 and March 31, 2003, the Company owed $432,432 and $368,189, respectively, relating to these notes.

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

The following is management's discussion of our plan of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-KSB for the year ended March 31, 2003.

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

Bushnell Engineering, Inc. continues its current research and development of Vaporcarb for a monthly fee of $10,000 for rent and consulting. There is no written agreement memorializing this arrangement. Additional research and development expenses are primarily related to the purchase of equipment to support Bushnell Engineering, Inc.'s efforts. For the quarter ended September 30, 2003, our research and development expenses were $31,258 compared to $31,210 for the quarter ended September 30, 2002.

All our other expenses are aggregated under the heading "General and Administrative". These expenses were $15,574 for the quarter ended September 30, 2003 compared to $8,255 for the quarter ended September 30, 2002. These expenses were primarily related to professional services required to meeting periodic reporting requirements.

At our current rate of development, we expect to have a production model of the Vaporcarb by spring. However, when we complete our research and begin production depends significantly upon our test results and our ability to continue to fund testing, both of which are unpredictable.

Our sole source of funding our operations has been loans from our directors and shareholders. These loans are payable upon demand. As of September 30, 2003, we owed to our directors and shareholders the following amounts:

         Amount                     Lender
         $294,069                   Floyd Hambelton
         $134,781                   Suki Family Trust
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