Form 10KSB/A
period 2002-03-31
VAPOR FUEL TECHNOLOGIES INC
filed 2004-01-16
CIK 1105293

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1


(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: March 31, 2002

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                  To
                              ------------------    -------------------


Commission file number         000-29535
                       ---------------------------------------------------------

                          Vapor Fuel Technologies, Inc.
                 (Name of small business issuer in its charter)

          Nevada                                                 86-0972560
------------------------------                               -------------------
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
                                                                     ---

         The aggregate market value of Common Stock held by non-affiliates is $0 as of October 22, 2002. As of October 22, 2002, 700,000 shares of $.005 par value Common Stock were issued and outstanding.


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

Transitional  Small Business  Disclosure  Format (check one): Yes ; No X

                                TABLE OF CONTENTS

Item Number and Caption                                                                                       Page
PART I

Item 1.     Description of Business                                                                               4

Item 2.     Description of Property                                                                               6

Item 3.     Legal Proceedings                                                                                     7

Item 4.     Submission of Matters to a Vote of Security Holders                                                   7


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters                                              7

Item 6.     Management's Discussion and Analysis or Plan of Operations                                            8

Item 7.      Financial Statements                                                                                13

Item 8.      Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure                                                                            13

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act                                                13

Item 10.   Executive Compensation                                                                                15

Item 11.   Security Ownership of Certain Beneficial Owners and Management                                        15

Item 12.   Certain Relationships and Related Transactions                                                        16

Item 13.   Exhibits and Reports on Form 8-K                                                                      17

Item 14.   Controls and Procedures                                                                               18

                                     PART I



                         ITEM 1 DESCRIPTION OF BUSINESS


Summary of Our Business Prior to the Merger

         Unless the context requires otherwise, all references to "we," "our," or "us" or the "Company" are to Vapor Fuel Technologies, Inc., originally incorporated in the State of Nevada in 1997 as Achievement Investments.

         Since our incorporation and until our recent merger with VFT, Inc. ("VFT"), we had not engaged in any operations other than organizational matters. We were formed specifically to be a "blank check" or "clean public shell" corporation with the purpose of either merging with or acquiring an operating company with operations. We were an inactive publicly registered shell corporation and had no significant assets or operations until we merged with VFT. We have not been involved in any litigation nor have we had any regulatory problems or business failures. We are not traded on any public market and have never paid dividends. As of October 22, 2002, we had 31 shareholders of record.

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

         IP and other assets. We have engaged the services of attorney Robert Harrington of Portland, Oregon to assist us in obtaining the necessary patent protection for our fuel efficiency device. Mr. Harrington performed a preliminary patent search. Engineers at Bushnell Engineering, Inc. reviewed the results of the preliminary patent search and believe there are no current patents like the Vaporcarb. However, this is not the only criteria for acceptance of a patent by the United States Patent and Trademark Office and there is no assurance a Vaporcarb patent will be issued. On November 6, 2001 we filed a patent application for Vaporcarb with the United States Patent and Trademark Office. We estimate we will be responding to inquiries from a United States Patent and Trademark Office examiner for the next 24 to 30 months before a patent is issued, if at all.

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

Holders

         As of October 22, 2002, 700,000 shares of common stock were by 31 persons of record.

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

         Expenses and Net Loss. The Company has no employees and leases its space from one of the members of its Board of Directors. To date, the Company's primary operations have been the research and development of its product, Vaporcarb. Therefore, substantially all of our expenses are related to the purchase of product materials and cost of testing the Vaporcarb. The Company classifies all expenses related to research and development as "Research and Development Expenses" and all other expenses as "General and Administrative Expenses." Our research and development expenses rose from approximately $30,000 in fiscal 2001 to $124,000 in fiscal 2002. At the same time, our administrative expenses rose from approximately $1,000 to $47,000 in connection with the subsequent legal and accounting costs related to regular public reporting requirements and the registration of our shares. Interest expense increased from approximately $4,000 in fiscal 2001 to $12,000 in fiscal 2002. This increase is due to increased borrowing. We have funded most of our increased expenses through additional borrowing from our directors. See "-Liquidity and Capital Resources."

         For  the  fiscal  year  ended  March  31,   2002,   our  net  loss  was
approximately $184,000, a rise from $35,000 in fiscal 2001. The net loss reflects the costs associated with research and development, administrative costs associated with compliance with public company reporting and imputed interest expense on the demand notes owed to directors.

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


Director's   Name                Age                           Position


C. Thomas Davis                   50                         Director/CEO
Raymond B. Bushnell               44                         Director/President
Floyd Hambelton                   74                         Director
Larry Chace                       65                         Secretary/Treasurer

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



               ITEM 11   SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

         The following table sets forth, as of March 31, 2002, the number and percentage of the 700,000 outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than 5% of such stock,
(b) each director of the Company, and (c) all our directors and executive officers as a group.

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

         As of March 31, 2002, we had borrowed $216,978 from the following directors and shareholders in non-interest bearing demand notes:

         Floyd Hambelton                    $164,500
         Suki Family Trust                  $  48,896
         Gary Van Norman                    $    3,582

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

1.     Financial Statements

                                                                                                          Page

Report of Robison, Hill & Co., Independent Certified Public Accountants.........................................F-1
Balance Sheets
  March 31, 2002, and 2001......................................................................................F-2
Statements of Loss
  For the Years Ended March 31, 2002, and 2001..................................................................F-3
Statement of Stockholders' Equity
  From August 4, 1998 (inception) to March 31, 2002.............................................................F-4
Statements of Cash Flows
  For the Years Ended March 31, 2002, and 2001..................................................................F-6
Notes to Financial Statements
  March 31, 2002, and 2001......................................................................................F-8

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

         On April 29, 2002, we filed an amendment to our February 19, 2002 Form 8-K which amended our audited balance sheet as of December 31, 2001 and 2000, the related statement of operations and cash flows for the two years ended December 31, 2001 and the statement of stockholders' equity for the period from our inception on July 25, 1997 through December 31, 2001.




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

                          VAPOR FUEL TECHNOLOGIES, INC.

Dated: January 16, 2004               By  /S/     Raymond B. Bushnell
                                      ------------------------------------------
                                      Raymond B. Bushnell
                                      President, Director
                                      (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 16th day of January 2004.

Signatures                                                       Title

/S/     Raymond B. Bushnell
--------------------------------------------------------
Raymond B. Bushnell                 President, Director
                                    (Principal Executive Officer)

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vapor Fuel Technologies (formerly Achievement Investments) (a development stage company) as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the two years ended March 31, 2002, and its statement of stockholders' equity for the period from August 4, 1998 (inception) to March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

                                                    Respectfully submitted


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
June 19, 2002

                          VAPOR FUEL TECHNOLOGIES, INC.
                       (Formerly Achievement Investments)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                      March 31,           March 31,
                                                                 -------------------  ------------------
                                                                        2002                 2001
                                                                 -------------------  ------------------

ASSETS:
Fixed Assets
   Equipment                                                     $             8,500  $                -
   Leasehold Improvements                                                     22,000                   -
   Accumulated Depreciation                                                   (1,016)                  -
                                                                 -------------------  ------------------
      Net Fixed Assets                                                        29,484                   -

Other Assets
   Patent Pending                                                                  -                   1
                                                                 -------------------  ------------------

        Total Assets                                             $            29,484  $                1
                                                                 ===================  ==================

LIABILITIES:
  Notes Payable                                                  $           216,978  $           56,000
  Accounts Payable                                                            34,634                  75
                                                                 -------------------  ------------------

        Total Liabilities                                                    251,612              56,075
                                                                 -------------------  ------------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.001,
    Authorized 10,000,000 shares,
    -0- Shares Issued at March 31, 2002 and 2001                                   -                   -
  Common Stock, par value $.005,
    Authorized 20,000,000 shares,
    700,000 Shares Issued at March 31, 2002,
    and 500,000 at March 31, 2001                                              3,500               2,500
  Additional Paid-In Capital                                                  28,158              11,496
  Deficit Accumulated During the
      Development Stage                                                     (253,786)            (70,070)
                                                                 -------------------  ------------------

        Total Stockholders' Equity                                          (222,128)            (56,074)
                                                                 -------------------  ------------------

        Total Liabilities and
          Stockholders' Equity                                   $            29,484  $                1
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

                          VAPOR FUEL TECHNOLOGIES, INC.
                       (Formerly Achievement Investments)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                   Cumulative
                                                                                  since August
                                                                                     4, 1998
                                                 For the year ended               inception of
                                                      March 31,                    development
                                        -------------------------------------
                                               2002               2001                stage
                                        ------------------  -----------------   -----------------
Revenues:                               $                -  $               -   $               -

Expenses:
  Research & Development                           124,494             30,000             168,946
  General & Administrative                          47,172              1,074              63,794
                                        ------------------  -----------------   -----------------

Operating Income (Loss)                           (171,666)           (31,074)           (232,740)
                                        ------------------  -----------------   -----------------

Other Income (Expense)
  Interest                                         (12,050)            (3,895)            (21,046)
                                        ------------------  -----------------   -----------------

  Net Income (Loss)                     $         (183,716) $         (34,969)  $        (253,786)
                                        ==================  =================   =================

Basic & Diluted loss per share          $           (0.35)  $          (1.19)
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

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                                                           Since
                                                                                                                          August 4,
                                                                                                                            1998
                                                                                                          Additional    Inception of
                                                      Preferred Stock              Common Stock            Paid-In       Development
                                                    Shares        Value         Shares        Value        Capital          Stage
                                                  -----------   -----------   -----------   -----------   -----------    -----------
Net Loss                                                 --     $      --            --     $      --     $      --     $   (34,969)
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance at March 31, 2001                                --            --         500,000         2,500        11,496       (70,070)

February 12, 2002 Shares Issued
     In Merger                                           --            --         200,000         1,000        16,662          --

Net Loss                                                 --            --            --            --            --        (183,716)
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance at March 31, 2002                                --     $      --         700,000   $     3,500   $    28,158   $  (253,786)
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

                          VAPOR FUEL TECHNOLOGIES, INC.
                       (Formerly Achievement Investments)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                       Cumulative
                                                                                                      Since August
                                                                                                         4, 1998
                                                                      For the years ended             Inception of
                                                                           March 31,                   Development
                                                              ------------------------------------
                                                                     2002              2001               Stage
                                                              ------------------ ----------------- -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                      $         (183,716)$         (34,969)$          (253,786)
Adjustments to reconcile net loss to net
cash used in operating activities:
    Depreciation Expense                                                   1,016                 -               1,016
    Issuance of Stock for Expenses                                             -             4,999               4,999
    Issuance of Stock for Interest on Note Payable                             -             8,996               8,996
    General & Administrative Expenses
          Converted to Contributed Capital                                17,662                 -              17,662
    Write Down of Patent Pending                                           8,615                 -               8,615
Change in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                               34,559                75              34,634
    Accrued Interest on Notes Payable                                          -            (5,101)                  -
                                                              ------------------ ----------------- -------------------

Net Cash Used in Operating Activities                                   (121,864)          (26,000)           (177,864)
                                                              ------------------ ----------------- -------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets                                                 (30,500)                -             (30,500)
Purchase of Patent Pending                                                (8,614)                -              (8,614)
                                                              ------------------ ----------------- -------------------
Net cash provided by Investing Activities                                (39,114)                -             (39,114)
                                                              ------------------ ----------------- -------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Notes Payable                                              160,978            26,000             216,978
                                                              ------------------ ----------------- -------------------
Net Cash Provided by Financing Activities                                160,978            26,000             216,978
                                                              ------------------ ----------------- -------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                    -                 -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                       -                 -                   -
                                                              ------------------ ----------------- -------------------
Cash and Cash Equivalents
  at End of Period                                            $                - $               - $                 -
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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $184,000 for the year ended March 31, 2002, $35,000 for the year ended March 31, 2001, and $254,000 since the inception of development stage. The Company also has a working capital deficit of approximately $252,000 and $56,000 as of March 31, 2002 and 2001, respectively. The Company will require additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

NOTE 3 - INCOME TAXES

         As of March 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $254,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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